Form 10-Q
period 2021-06-30
JATT Acquisition Corp
filed 2021-08-27
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

JATT ACQUISITION CORP

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		2
Item 1.	Condensed Financial Statements	2
	Unaudited Condensed Balance Sheet as of June 30, 2021	2
	Unaudited Condensed Statements of Operations for the three months ended June 30, 2021, and for the period from March 10, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statement of Changes in Shareholder’s Deficit for the three months ended June 30, 2021 and for the period from March 10, 2021 (inception) through June 30, 2021	4
	Unaudited Condensed Statement of Cash Flows for the period from March 10, 2021 (inception) through June 30, 2021	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES		26

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

JATT ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEET

June 30, 2021

Assets
Current assets:
Cash	$24,976
Total current assets	24,976
Deferred Offering Costs	139,781
Total Assets	$164,757

Liabilities and Shareholder's Deficit
Current liabilities:
Accounts payable	$71,608
Accrued expenses	2,948
Due to related party	117,381
Total Liabilities	191,937

Commitments and Contingencies (Note 5)

Shareholder's Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 0 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding (1)(2)	345
Additional paid-in capital	24,655
Accumulated deficit	(52,180)
Total shareholder’s Deficit	(27,180)
Total Liabilities and Shareholder's Deficit	$164,757

(1)

This number includes up to 450,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriter fully exercised its over-allotment option on July 19, 2021; therefore, these 450,000 Founder Shares were no longer subject to forfeiture (see Note 5).

(2)

On June 14, 2021, the Sponsor effected a surrender of 862,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 4,312,500 to 3,450,000 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the
		Period From
		March 10,
		2021
		(Inception)
	For the Three Months Ended	Through
	June 30,	June 30,
	2021	2021
General and administrative expenses	$19,141	$52,180
Loss from operations	(19,141)	(52,180)
Net loss	$(19,141)	$(52,180)

Weighted average Class B ordinary shares outstanding, basic and diluted (1)(2)	3,365,934	3,374,257

Basic and diluted net loss per ordinary share	$(0.01)	$(0.02)

(1)

This number excludes up to 450,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriter fully exercised its over-allotment option on July 19, 2021; therefore, these 450,000 Founder Shares were no subject to forfeiture (see Note 5).

(2)

On June 14, 2021, the Sponsor effected a surrender of 862,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 4,312,500 to 3,450,000 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT

For the three months ended June 30, 2021 and for the period from March 10, 2021 (inception) through June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 10, 2021(inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	3,450,000	345	24,655	—	25,000
Net loss	—	—	—	—	—	(33,039)	(33,039)
Balance — March 31, 2021(unaudited)	—	—	3,450,000	345	24,655	(33,039)	(8,039)
Net loss	—	—	—	—	—	(19,141)	(19,141)
Balance – June 30, 2021(unaudited)	—	$—	3,450,000	$345	$24,655	$(52,180)	$(27,180)

(1)

This number includes up to 450,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriter fully exercised its over-allotment option on July 19, 2021; therefore, these 450,000 Founder Shares were no longer subject to forfeiture (see Note 5).

(2)

On June 14, 2021, the Sponsor effected a surrender of 862,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 4,312,500 to 3,450,000 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from March 10, 2021 (Inception) through June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(52,180)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	50,950
Changes in operating assets and liabilities:
Accounts payable	23,258
Accrued expenses	2,948
Net cash used in operating activities	24,976

Net change in cash	24,976

Cash — beginning of the period	—
Cash — end of the period	$24,976

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable	$48,350
Offering costs paid by related party under promissory note	$91,431

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

JATT Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 10, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from March 10, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “amended and restated memorandum and articles of association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses).

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and capital resources

As of June 30 2021, the Company had approximately $25,000 in its operating bank account and working capital deficit of approximately $167,000.

The Company’s liquidity needs through June 30, 2021 were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and the loan from the Sponsor of approximately $117,000 under the Note (as defined in Note 5). The Company repaid the Note in full on July 21, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021, there was no amounts outstanding for Working Capital Loans.

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended June 30, 2021 and for the period from March 10, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2021.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any investments held in Trust Account. At June 30, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

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

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities, will be allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.

The warrants to be issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants will be recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average number of ordinary shares at June 30, 2021 were reduced for the effect of an aggregate of 450,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the our Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 19, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On July 16, 2021, the Company consummated its Initial Public Offering of 12,000,000 Units, at $10.00 per Unit, generating gross proceeds of $120.0 million, and incurring offering costs of approximately $5.8 million (net of reimbursement from the underwriters of $480,000), of which approximately $3.4 million and approximately $331,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively. On July 19, 2021, the underwriters fully exercised their option and purchased 1,800,000 additional Units, generating gross proceeds of $18.0 million, and incurring offering costs of $990,000, of which $630,000 was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share and one-half (1/2) of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On March 22, 2021, the Sponsor purchased 4,312,500 founder shares (“Founder Shares”), which are Class B ordinary shares, for an aggregate purchase price of $25,000, or approximately $0.006 per share. On June 14,2021, Sponsor effected a surrender of 862,500 Class B ordinary shares to us for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 4,312,500 to 3,450,000. The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 450,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the Founder Shares would represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on July 19, 2021; therefore, these 450,000 Founder Shares were no longer subject to possible redemption.

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

On March 22, 2021, the Sponsor agreed to loan the Company up to $200,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the closing date of the Initial Public Offering. As of June 30, 2021, the Company borrowed approximately $117,000 under the Note. The Company repaid the Note in full on July 21, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On March 23, 2021, the Company issued 4,312,500 Class B ordinary shares to the Sponsor. On June 14, 2021, the Sponsor effected a surrender of 862,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 4,312,500 to 3,450,000. The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 450,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on July 19, 2021; therefore, these 450,000 Founder Shares were no longer subject to forfeiture. As of June 30, 2021, there were 3,450,000 Class B ordinary share issued and outstanding.

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 45 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 10, 2021. We were incorporated for the purpose of effecting a Business Combination.

As of June 30, 2021, we have not yet commenced operations. All activity for the period from March 10, 2021 (inception) through June 30, 2021 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31 as its fiscal year end.

Our Sponsor is JATT Ventures, L.P., a Cayman Islands exempted limited partnership. The registration statement for our Initial Public Offering was declared effective on July 13, 2021. On July 16, 2021, we consummated the Initial Public Offering of 12,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $120.0 million, and incurring offering costs of approximately $5.8 million (net of reimbursement from underwriter of $480,000), of which approximately $3.4 million and approximately $331,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively. On July 19, 2021, the underwriters fully exercised their option and purchased 1,800,000 additional Units, generating gross proceeds of $18.0 million (the “Over-Allotment”), and incurring offering costs of $990,000, of which $630,000 was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 5,370,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $5.4 million. Concurrent with the consummation of the Over-Allotment on July 19, 2021, the Sponsor purchased 540,000 additional Private Placement Warrants, generating proceeds of $540,000 in the Second Private Placement.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $25,000 in its operating bank account and working capital deficit of approximately $167,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares, and the loan from the Sponsor of approximately $117,000 under the Note. We repaid the Note in full on July 21, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination

Results of Operations

Our entire activity from March 10, 2021 (inception) through June 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had a loss of approximately $19,000, which consisted solely of general and administrative expenses.

For the period from March 10, 2021 (inception) through June 30, 2021, we had a loss of approximately $52,000, which consisted solely of general and administrative expenses

Contractual Obligations

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

Net Loss Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average number of ordinary shares at June 30, 2021 were reduced for the effect of an aggregate of 450,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. At June 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the our Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 5, 2021, we entered into Forward Purchase Agreements with Athanor Master Fund, LP and Athanor International Master Fund, LP (collectively, the “Forward Purchasers”), pursuant to which the Forward Purchasers have agreed to purchase an aggregate of 7,500,000 Class A ordinary shares at $10.00 per share (“Forward Purchase Shares”), in one or more private placements that will occur no later than simultaneously with the closing of our initial business combination. These issuances will be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Forward Purchasers are accredited investors for purposes of Rule 501 of Regulation D under the Securities Act.

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

On March 22, 2021, our Sponsor agreed to loan us up to $200,000 pursuant to the Note. The Note was non-interest bearing, unsecured and due on the closing date of the Initial Public Offering. We borrowed approximately $117,000 under the Note. We repaid the Note in full on July 21, 2021. As of June 30, 2021 there was approximately $117,000 outstanding.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.2	Amended and Restated Memorandum and Articles of Association (incorporated by reference Exhibit 3.1 to JATT Acquisition Corp’s Current Report on Form 8-K filed with the SEC on July 19. 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to JATT Acquisition Corp’s Registration Statement on Form S-1 filed with the SEC on June 15, 2021).

4.2	Specimen Class A Ordinary Share (incorporated by reference to Exhibit 4.2 to JATT Acquisition Corp’s Registration Statement on Form S-1 filed with the SEC on June 15, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to JATT Acquisition Corp’s Registration Statement on Form S-1 filed with the SEC on June 15, 2021).

4.4

Warrant Agreement, dated as of July 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as warrant agent, (incorporated by reference Exhibit 4.1 to JATT Acquisition Corp’s Current Report on Form 8-K filed with the SEC on July 19. 2021).

10.1

Letter Agreements, dated July 13, 2021, by and among the Company and its officers, directors, and the sponsor, JATT Ventures, L.P, (incorporated by reference Exhibit 10.1 to JATT Acquisition Corp’s Current Report on Form 8-K filed with the SEC on July 19. 2021).

10.2

Investment Management Trust Agreement, dated as of July 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as trustee (incorporated by reference Exhibit 10.2 to JATT Acquisition Corp’s Current Report on Form 8-K filed with the SEC on July 19. 2021).

10.3

Registration and Shareholder Rights Agreement, dated as of July 13, 2021, by and among the Company, the Sponsor  and certain security holders (incorporated by reference Exhibit 10.3 to JATT Acquisition Corp’s Current Report on Form 8-K filed with the SEC on July 19. 2021).

10.4

Indemnification Agreements, each dated as of July 13, 2021, by and between the Company and each of the officers and directors of the Company, (incorporated by reference Exhibit 10.4 to JATT Acquisition Corp’s Current Report on Form 8-K filed with the SEC on July 19. 2021).

10.5

Private Placement Warrants Purchase Agreement, dated as of July 13, 2021, by and between the Company and the Sponsor, (incorporated by reference Exhibit 10.5 to JATT Acquisition Corp’s Current Report on Form 8-K filed with the SEC on July 19. 2021).

10.6

Administrative Services Agreement, dated July 13, 2021, by and between the Company and the Sponsor (incorporated by reference Exhibit 10.6 to JATT Acquisition Corp’s Current Report on Form 8-K filed with the SEC on July 19. 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**

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