Form 10-Q
period 2021-09-30
JATT Acquisition Corp
filed 2021-11-19
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2021

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

As of November 19, 2021, 13,800,000 Class A ordinary shares, par value $0.0001 per share, and 3,450,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

JATT ACQUISITION CORP

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

JATT ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021

Assets
Current assets:
Cash	$986,647
Due from related party	9,573
Prepaid expenses	531,248
Total current assets	1,527,468
Investments held in Trust Account	139,386,919
Total Assets	$140,914,387

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$29,885
Accrued expenses	103,277
Total current liabilities	133,162
Deferred underwriting commissions	4,010,000
Derivative warrant liabilities	7,686,000
Total Liabilities	11,829,162

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 13,800,000 shares subject to possible redemption at $10.10 per share	139,380,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding	345
Accumulated deficit	(10,295,120)
Total shareholders' deficit	(10,294,775)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$140,914,387

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		Period from
		March 10,
		2021
		(inception)
	Three Months Ended	through
	September 30,	September 30,
	2021	2021
General and administrative expenses	$242,013	$294,193
General and administrative expenses - Related Party	79,850	79,850
Loss from operations	(321,863)	(374,043)
Other income (expenses):
Loss upon issuance of private placement warrants	(1,773,000)	(1,773,000)
Income from investments held in Trust Account	6,919	6,919
Change in fair value of derivative warrant liabilities	8,622,000	8,622,000
Interest Earned	29	29
Offering costs associated with derivative warrant liabilities	(450,887)	(450,887)
Total other income (expenses)	6,405,061	6,405,061

Net Income	$6,083,198	$6,031,018

Weighted average number of shares of Class A ordinary shares - basic	11,491,304	5,506,250
Weighted average number of shares of Class A ordinary shares - diluted	11,491,304	5,506,250
Basic net income per share, Class A ordinary shares	$0.41	$0.69
Diluted net income per share, Class A ordinary shares	$0.41	$0.67

Weighted average number of shares of Class B ordinary shares - basic	3,361,957	3,173,438
Weighted average number of shares of Class B ordinary shares - diluted	3,450,000	3,450,000
Basic net income per share, Class B ordinary shares	$0.41	$0.69
Diluted net income per share, Class B ordinary shares	$0.41	$0.67

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended September 30, 2021, and for the period from March 10, 2021 (inception) through September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 10, 2021(inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,450,000	345	24,655	—	25,000
Net loss	—	—	—	—	—	(33,039)	(33,039)
Balance — March 31, 2021(unaudited)	—	—	3,450,000	345	24,655	(33,039)	(8,039)
Net loss	—	—	—	—	—	(19,140)	(19,140)
Balance — June 30, 2021 (unaudited)	—	—	3,450,000	345	24,655	(52,179)	(27,179)
Accretion to Class A ordinary share redemption amount (restated)	—	—	—	—	(24,655)	(16,326,139)	(16,350,794)
Net income	—	—	—	—	—	6,083,198	6,083,198
Balance – September 30, 2021(unaudited)	—	$—	3,450,000	$345	$—	$(10,295,120)	$(10,294,775)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from March 10, 2021 (Inception) through September 30, 2021

Cash Flows from Operating Activities:
Net loss	$6,031,019
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(8,622,000)
Income (loss) on investments held in the Trust Account	(6,919)
Offering costs associated with warrants	450,887
Loss upon issuance of private placement warrants	1,773,000
General and administrative expenses paid by related parties	25,950
Changes in operating assets and liabilities:
Prepaid expenses	(531,248)
Due from related party	(9,573)
Accounts payable	29,885
Accrued expenses	18,277
Net cash used in operating activities	(840,722)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(139,380,000)
Net cash used in investing activities	(139,380,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Repayment of loan to related party	(117,381)
Proceeds received from initial public offering, gross	138,000,000
Proceeds received from private placement	5,910,000
Reimbursement from underwriter	480,000
Offering costs paid	(3,090,250)
Net cash provided by financing activities	141,207,369

Net change in cash	986,647

Cash — beginning of the period	—
Cash — end of the period	$986,647

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	$85,000
Offering costs paid by related party under promissory note	$91,431
Deferred underwriting commissions	$4,010,000

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from March 10, 2021 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity (ASC 480).” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “amended and restated memorandum and articles of association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s amended and restated memorandum and articles of association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity And Capital Resources

As of September 30, 2021, the Company had approximately $987,000 in its operating bank account and working capital of approximately $1.4 million.

The Company’s liquidity needs through September 30, 2021, were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and a loan from its Sponsor of approximately $117,000 under the Note (as defined in Note 5). The Company repaid the Note in full on July 21, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2021, there was no amounts outstanding for Working Capital Loans.

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2021 , and for the period from March 10, 2021 (inception) through September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on July 22, 2021, and July 14, 2021, respectively.

Restatement of Previously Reported Financial Statement

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statement to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable ordinary shares classified as temporary equity as part of net tangible assets.  Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a reclassification of 2,095,755 shares of Class A ordinary shares from permanent equity to temporary equity and impacted the balance sheet as shown below.

	July 16, 2021
	As Previously
	Reported	Revision	As Restated
Balance Sheet
Class A ordinary shares subject to possible redemption
Class A ordinary share, $0.0001 par value; shares subject to possible redemption	100,032,875	21,167,125	121,200,000
Shareholders’ equity (deficit)
Class A ordinary share - $0.0001 par value	210	(210)	—
Class B ordinary share - $0.0001 par value	345	—	345
Additional paid-in-capital	7,073,901	(7,073,901)	—
Accumulated deficit	(2,074,450)	(14,093,014)	(16,167,464)
Total shareholders’ equity (deficit)	5,000,006	(21,167,125)	(16,167,119)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$123,768,651	$—	$123,768,651

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any investments held in Trust Account. At September 30, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Black-Scholes simulation model, and subsequently measured at their listed trading price since they began to be separately listed and traded beginning in September 2021. The fair value of the Private Placement Warrants was initially and subsequently measured at fair value using a Black-Scholes simulation model.

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Share of Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 12,810,000 ordinary shares because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 450,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 4). Since the contingency was satisfied as of September 30, 2021, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares.

	For the Three Months Ended		For The Period from March 10, 2021
	September 30, 2021		(Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss) - basic	$4,706,299	$1,376,900	$3,825,978	$2,205,040
Allocation of net income (loss) - diluted	4,678,566	1,404,632	3,707,835	2,323,184

Denominator:
Basic and diluted weighted average common shares outstanding	11,491,304	3,361,957	5,506,250	3,173,438
Diluted weighted average common shares outstanding	11,491,304	3,450,000	5,506,250	3,450,000

Basic net income per ordinary share	$0.41	$0.41	$0.69	$0.69
Diluted net income per ordinary share	$0.41	$0.41	$0.67	$0.67

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of September 30, 2021, 13,800,000 shares of Class A ordinary shares are subject to possible redemption and are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Effective with the closing of the Initial Public Offering (including the exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on March 10, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

19, 2021, the underwriters fully exercised their option and purchased 1,800,000 additional Units, generating gross proceeds of $18.0 million, and incurring offering costs of $990,000, of which $630,000 was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share and one-half (1/2) of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

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

Related Party Loans

On March 22, 2021, the Sponsor agreed to loan the Company up to $200,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the closing date of the Initial Public Offering. As of September 30, 2021, the Company borrowed approximately $117,000 under the Note. The Company repaid the Note in full on July 21, 2021. As of September 30, 2021, there was no balance outstanding.

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Support Agreement and Services

The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2021, and for the period from March 10, 2021 (inception) through September 30, 2021, the Company incurred such fees of $30,000 and $30,000, respectively, included as general and administrative fees – related party on the condensed statement of operations. Approximately $10,000 has been prepaid for such services and is included as due from related party on the accompanying condensed balance sheet.

An affiliate of the Company’s Sponsor and CFO provides office space and consulting services to the Company. For the three months ended September 30, 2021, and for the period from March 10, 2021 (inception) through September 30, 2021, the Company incurred fees services of $55,000, included as general and administrative fees – related party on the condensed statement of operations. There is no balance owed for these services as of September 30, 2021.

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In connection with the consummation of the Over-Allotment on July 19, 2021, the underwriter was paid an additional fee of $360,000 and an additional amount of approximately $0.9 million is payable as deferred underwriting commissions.

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

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 13,800,000 shares of Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Warrants	(8,625,000)
Class A ordinary share issuance costs, net of reimbursement from underwriter	(6,345,794)
Plus:
Accretion of carrying value to redemption value	16,350,794
Class A common stock subject to possible redemption	$139,380,000

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 13,800,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and classified outside permanent equity in the accompanying condensed balance sheet. See Note 6.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On March 23, 2021, the Company issued 4,312,500 Class B ordinary shares to the Sponsor. On June 14, 2021, the Sponsor effected a surrender of 862,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 4,312,500 to 3,450,000. The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 450,000 Class B ordinary shares for no

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on July 19, 2021; therefore, these 450,000 Founder Shares were no longer subject to forfeiture. As of September 30, 2021, there were 3,450,000 Class B ordinary share issued and outstanding.

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of September 30, 2021, the Company has 6,900,000 and 5,910,000 Public Warrants and Private Placement Warrants, respectively, outstanding. The Company accounts for the warrants as derivative warrant liabilities in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and the existence of the potential for net cash settlement for the warrant holders (but not all shareholders) in the event of a tender offer.

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 10 — FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, by level within the fair value hierarchy:

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$139,386,919	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$4,140,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$3,546,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in September 2021.

Level 1 instruments include investments in U.S Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants as of September 30, 2021, was measured utilizing the Level 1 input of the observable listed trading price for such warrants. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Black-Scholes option pricing model and a Monte Carlo simulation.  The fair value of the Private Placement Warrants continues to be measured using a Black-Scholes simulation model. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs used to estimate fair value of the warrants at their measurement dates:

	At initial issuance	As of September 30, 2021
Exercise price	$11.50	$11.50
Stock price	$9.34	$9.86
Volatility	23.0%	11.2%
Term (years)	5	5
Risk-free rate	0.07% - 1.10%	1.28%
Dividend yield	0.0%	0.0%

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of warrants measured with Level 3 inputs for the period from March 10, 2021 (inception) through September 30, 2021, is summarized as follows:

Derivative warrant liabilities at March 10, 2021	$—
Issuance of Public and Private Warrants - Level 3 - July 2021	16,308,000
Transfer of Public Warrants to Level 1 measurement	(8,625,000)
Change in fair value of derivative warrant liabilities	(4,137,000)
Derivative warrant liabilities at September 30, 2021 - Level 3	$3,546,000

NOTE 10. SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $987,000 in its operating bank account and working capital of approximately $1.4 million.

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

Results of Operations

Our entire activity from March 10, 2021 (inception) through September 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $6.1 million which consisted of an approximately $8.6 million gain from the change in fair value of derivative warrant liabilities and income from investments held in the Trust Account of approximately $7,000, partially offset by approximately $242,000 in general and administrative expense, approximately $80,000 of general and administrative related party expenses, approximately $451,000 of offering costs associated with derivative warrant liabilities, and loss upon issuance of private placement warrants of $1.8 million.

For the period from March 10, 2021 (inception) through September 30, 2021, we had net income of approximately $6.0 million which consisted of an approximately $8.6 million gain from the change in fair value of derivative warrant liabilities and income from investments held in the Trust Account of approximately $7,000, partially offset by approximately $294,000 in general and administrative expense, approximately $80,000 of general and administrative related party expenses, approximately $451,000 of offering costs associated with derivative warrant liabilities, and loss upon issuance of private placement warrants of $1.8 million.

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

In connection with the consummation of the Over-Allotment on July 19, 2021, the underwriter was paid an additional fee of $360,000 and an additional amount of approximately $0.9 million is payable in deferred underwriting commissions.

Support Agreement and Services

We agreed to pay our Sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended September 30, 2021, and the period from March 10, 2021 (inception) through September 30, 2021, we incurred approximately $30,000 and $30,000 in such fees, included as general and administrative expenses on the unaudited condensed statement of operations. Approximately $10,000 of such fees have been prepaid and are included as due from related party on the condensed balance sheet.

An affiliate of our Sponor and CFO provides office space and consulting services to us. For the three months ended September 30, 2021, and for the period from March 10, 2021 (inception) through September 30, 2021, the Company incurred fees for services of $55,000, included as general and administrative fees – related party on the condensed statement of operations. There is no balance due for these services as of September 30, 2021.

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

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Black-Scholes simulation model, and subsequently measured at their listed trading price since they began to be separately listed and traded beginning in September 2021. The fair value of the Private Placement Warrants was initially and subsequently measured at fair value using a Black-Scholes simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Share of Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 12,810,000 ordinary shares because their exercise is contingent upon future events and. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 450,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 4). Since the contingency was satisfied as of September 30, 2021, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. As of September 30, 2021, 13,800,000 shares of Class A ordinary shares are subject to possible redemption and are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on March 10, 2021 (inception). Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over accounting for complex financial instruments. As such there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, and in light of recent comment letters issued by the SEC to several special purpose acquisition companies, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained. This material weakness has resulted in the restatement of the Company’s balance sheet as of July 16, 2021, which was included in Form 8-K filed with the Securities and Exchange Commission on July 22, 2021, and could result in a misstatement of the Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our chief executive officer and chief financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we believe that we have processes to identify and evaluate properly the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

On March 22, 2021, our Sponsor agreed to loan us up to $200,000 pursuant to the Note. The Note was non-interest bearing, unsecured and due on the closing date of the Initial Public Offering. We borrowed approximately $117,000 under the Note. We repaid the Note in full on July 21, 2021. As of September 30, 2021, there was no balance outstanding.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Non-Reliance on Previously Issued Financial Statements or Related Audit Report or Completed Interim Report.

As described in Note 2 above, in light of recent comment letters issued by the SEC to several special purpose acquisition companies, the Company’s management concluded it should restate its financial statement to classify all of its Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable ordinary shares classified as temporary equity as part of net tangible assets.  Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

Therefore, the Company's balance sheet included on the Company’s Form 8-K, as filed with the SEC on July 16, 2021, should no longer be relied upon because certain redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents, our investments held in the trust account, or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

The Company’s management and the Audit Committee have discussed the matters disclosed in this Quarterly Report on Form 10-Q with Marcum LLP the Company’s independent registered public accounting firm.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Forward Purchase Agreement between the Registrant and Athanor International Master Fund, LP dated August 5, 2021

10.2*	Forward Purchase Agreement between the Registrant and Athanor Master Fund, LP dated August 5, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
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

JATT ACQUISITION CORP

Date: November 19, 2021	By:	/s/ Someit Sidhu
	Name:	Someit Sidhu
	Title:	Chief Executive Officer
(Principal Executive Officer)