Form 10-K
period 2021-12-31
JATT Acquisition Corp
filed 2022-04-11
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number:001-40598

JATT ACQUISITION CORP
(Exact name of registrant as specified in its Charter)

Cayman Islands	NA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

rand Cayman, Cayman Islands
PO Box 309, Ugland House Grand Cayman, Cayman Islands	E9 KY1-1104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 7706 73221

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares	JATT	The New York Stock Exchange
Warrants	JATT WS	The New York Stock Exchange
Units	JATT U	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant was not a public company as of June 30, 2021 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of April 11, 2022, there were 13,800,000 shares of the Company’s Class A ordinary shares, par value $0.0001 per share, and 3,450,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

References to “the Company,” “our,” “us” or “we” refer to JATT Acquisition Corp, a blank check incorporated on March 10, 2021 as a Cayman Islands exempted company. References to our “Sponsor” refer to JATT Ventures, L.P.,  a Cayman Islands limited liability partnership. References to our “IPO” refer to the initial public offering of Federal Street Acquisition Corp., which closed on July 16, 2021 (the “IPO Closing Date”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete our initial business combination;
●	pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated on March 10, 2021 as a Cayman Islands corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.

On March 22, 2021, our sponsor purchased 4,312,500 founder shares, which are Class B ordinary shares, for an aggregate purchase price of $25,000, or approximately $0.006 per share. On June 14, 2021, our sponsor effected a surrender of 862,500 founder shares to us for no consideration, resulting in a decrease in the total number of founder shares outstanding from 4,312,500 to 3,450,000. Prior to the investment in the company of $25,000 by our sponsor the Company had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO offering.

On July 16, 2021 the Company consummated the initial public offer, or IPO, of 12,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share (“Ordinary Share”) and one-half of one redeemable warrant (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $120,000,000. As of July 16, 2021, a total of $121,200,000 ($10.10 per Unit) of the net proceeds from the IPO and a portion of the proceeds from the Private Placement (as defined below) were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”). Funds held in the Trust Account have been invested in U.S. government securities, within the meaning set forth in Section 2 (a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us. Funds will remain in the Trust Account until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below, except that interest earned on the Trust Account can be released to pay our franchise and income tax obligations.

On July 19, 2021, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 1,800,000 Units, and the sale of an additional 540,000 Private Placement Warrants each at $1.00 per warrant, generating total gross proceeds of $18,540,000. Following the closing, an additional $18,180,000 of the net proceeds ($10.10 per Unit) was placed in the Trust Account, resulting in $139,380,000 ($10.10 per Unit) held in the Trust Account.

Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) in which the Sponsor purchased 5,370,000 private warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $5,370,000. Each Private Placement Warrant entitles the holder thereof to purchase one Ordinary Share for $11.50 per share, and is subject to transfer restrictions. Upon the closing of the underwriters’ over-allotment option in full on July 19, 2021, an additional 540,000 Private Placement Warrants were purchased by the Sponsor at a price of $1.00 per warrant for a total of $540,000. As a result, a total of 5,910,000 Private Placement Warrants were purchased by the Sponsor for aggregate consideration of $5,910,000 in connection with the closing of the IPO and the closing of the over-allotment option. The Private Placement Warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders thereof until 30 days after the completion of our initial business combination. The holders of the Private Placement Warrants were granted certain demand and piggyback registration rights in connection with the Private Placement. The Private Placement Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On September 3, 2021, we announced that the holders of our Units may elect to separately trade the Class A Ordinary shares and Warrants included in the Units commencing on September 3, 2021 on the New York Stock Exchange (“NYSE”) under the symbols “JATT” and “JATT.W,” respectively. Those Units not separated will continue to trade on the NYSE under the symbol “JATT.U.”

Business Strategy

Our business strategy is to utilize our global network of relationships and experience as drug hunters to identify and complete our initial business combination with a company operating in the life sciences space, particularly those applying machine learning techniques and structure-based drug design to improve the therapeutic development process.

Moreover, we seek an opportunity that complements the experience of our management team and board and can benefit from their drug development, operational, financial, and marketing expertise. Our selection process will leverage the management team’s global relationships, unique industry experience, and deal sourcing capabilities to access a wide spectrum of opportunities globally, including in the United States, Europe, and Asia. This network has been developed over the past two decades by our team while they served in executive roles at successful organizations. We believe that our management team will identify a business combination that will benefit from their experience, including:

●	History of sourcing, structuring, acquiring, developing, growing, commercializing, and financing biopharma products and product candidates as well as novel technologies for the advancement of therapeutic development.
●	Identifying and creating differentiated therapeutics that target high unmet needs.
●	Uncovering under-appreciated assets within private companies, research institutions and big pharma to develop through partnerships or licenses.
●	Using machine learning and structure-based drug design to rapidly develop candidates against promising targets or to develop improved second-generation compounds.
●	Taking drug candidates through the clinical process into successful commercial programs or strategic exits.
●	Extensive track record of public company performance requirements and guiding private-to-public process.

Our management team has access to their network of relationships to articulate the parameters for our search for a target company and begin the process of reviewing and pursuing potential business combinations. Our management believe they are perfectly placed to complete the business combination.

Acquisition Criteria

Our acquisition strategy will leverage our management team’s proprietary network of long-standing relationships and industry contacts as well as inbound opportunities to source a business combination. Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses.

We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to identify and acquire one or more businesses that exhibit a number of the following criteria:

●	Have outsized upside potential as a platform and can build on potential successes in a repeatable manner through additional pipeline development and expansion

●	Utilize cutting edge technologies such as artificial intelligence, mechanistic genetics, or structure-based drug design, to reduce development time and increase the probability of success
●	Have promising pre-clinical or clinical stage assets that target unmet medical needs and are near an inflection point in value creation
●	Use novel technology or approaches to drug development and whose differentiated technology is protected by robust intellectual property
●	Have a clear path to commercial viability or could benefit from our management team’s expertise in commercialization
●	Would benefit from being publicly-traded and having access to incremental growth capital
●	Offer a scientific or other competitive advantage in the areas in which they operate and which can benefit from access to additional capital as well as our management’s industry relationships and expertise

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria, and guidelines that our management may deem relevant. In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, as discussed in this annual report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Acquisition Process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, review of clinical data and intellectual property, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a target that is affiliated with our sponsor, officers, or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers, or directors.

In the event that we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers, or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view.

Members of our management team will directly or indirectly own founder shares and/or private placement warrants following the IPO offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity, which is suitable for an entity to which he or she then has fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

No members of our management team have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such members specifically in his or her capacity as an officer or a director of the company. Members of our management team may be required to present potential business combinations to other entities to whom they have fiduciary duties before they present such opportunities to us. Any knowledge or presentation of such opportunities may therefore present conflicts of interest In addition, each of our officers and directors may become an officer or director of other special purpose acquisition companies.

Initial Business Combination

In accordance with the rules of NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and net of taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent valuation or appraisal firm with respect to satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. Additionally, pursuant to NYSE rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital share, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test. If the business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred for marketing, road show and public reporting efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Financial Position

With funds available for an initial business combination initially in the amount of $134,550,000 after payment of up to $4,830,000 of deferred underwriting fees, after fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO offering. We intend to effectuate our initial business combination using cash from the proceeds of the IPO offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the IPO offering. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. Our amended and restated memorandum and articles of association provides that, following the IPO offering and prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of the IPO offering or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated memorandum and articles of association) we offer our public shareholders the opportunity to redeem their public shares.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows, conferences or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Commencing on the date of our IPO prospectus, we have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view.

As more fully discussed in the section of this annual report entitled “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

In accordance with the rules of NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and net of taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of NYSE’s 80% of fair market value test. There is no basis for investors in the IPO offering to evaluate the possible merits or risks of any target business with which we may complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a due diligence review, which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC. However, we will seek shareholder approval if it is required by law or applicable share exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether shareholder approval is currently required under Cayman Islands law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of share of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NYSE’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of shares of our Class A ordinary shares then outstanding;
●	any of our directors, officers or substantial shareholders (as defined by NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

Subsequent to the consummation of the IPO offering, we will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information and (ii) clear all trades of company securities with a compliance officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests tendered by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be made only to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.10 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or share exchange listing requirements.

Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on NYSE, we will be required to comply with NYSE’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on NYSE. Such provisions may be amended if approved by holders of 65% of our ordinary shares entitled to vote thereon.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a shareholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding shares of ordinary shares voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital share of the Company representing a majority of the voting power of all outstanding shares of capital share of the Company entitled to vote at such meeting. Our initial shareholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after the IPO offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of ordinary shares voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result of the agreement of our sponsor, officers and directors to vote their shares in favor of our initial business combination, we would need 4,500,001, or approximately 37.5% (assuming all issued and outstanding shares are voted and the over-allotment option is not exercised), or 750,001, or approximately 6.25% (assuming only the minimum number of shares representing a quorum are voted and no over-allotment option is exercised), of the 12,000,000 public shares sold in the IPO offering to be voted in favor of our initial business combination in order to have our initial business combination approved. We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of deferred underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our amended and restated memorandum and articles of association provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of deferred underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 18 months from the closing of the IPO offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 18 months from the closing of the IPO offering to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 18 months from the closing of the IPO offering. However, if our sponsor, officers or directors acquire public shares in or after the IPO offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of deferred underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.10. Under Section 281(b) of the Companies Act, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our shareholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if our management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as Exhibit 10.1 to the registration statement of which this annual report forms a part, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations, and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations, and believe that our sponsor’s only assets are securities of our company. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of the IPO offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,250,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,250,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the Companies Act, shareholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public shareholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the IPO offering may be considered a liquidating distribution under Cayman Islands law. If the corporation complies with certain procedures set forth in Section 280 of the Companies Act intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to shareholders, any liability of shareholders with respect to a liquidating distribution is limited to the lesser of such shareholder’s pro rata share of the claim or the amount distributed to the shareholder, and any liability of the shareholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public shareholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the IPO offering, is not considered a liquidating distribution under Cayman Islands law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the Companies Act, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 18 months from the closing of the IPO offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our shareholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the Companies Act requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest released to us to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the IPO offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend any provisions of our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 18 months from the closing of the IPO offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights as described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Our Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association filed under the laws of the Cayman Islands contain provisions designed to provide certain rights and protections to our shareholders prior to the consummation of a business combination. The following are the material rights and protections contained in our amended and restated memorandum and articles of association:

●	the right of public shareholders to exercise conversion rights and have their public shares redeemed in lieu of participating in a proposed business combination;
●	a prohibition against completing a business combination unless we have net tangible assets of at least $5,000,001 upon consummation of such business combination;

●	a requirement that if we seek shareholder approval of any business combination, an ordinary resolution under Cayman Islands law will be required to approve the business combination;
●	a requirement that directors may call general meetings on their own accord and are required to call an extraordinary general meeting if holders of not less than 10% in par value of the issued shares request such a meeting;
●	a prohibition, prior to a business combination, against our issuing (i) any ordinary shares or any securities convertible into ordinary shares or (ii) any other securities (including preferred shares) which participate in or are otherwise entitled in any manner to any of the proceeds in the trust account or which vote as a class with the ordinary shares on a business combination;
●	a requirement that our management take all actions necessary to liquidate our trust account in the event we do not consummate a business combination by 18 months from the consummation of the IPO offering;
●	a prohibition, prior to a business combination, against our issuing (i) any ordinary shares or any securities convertible into ordinary shares or (ii) any other securities (including preferred shares) which participate in or are otherwise entitled in any manner to any of the proceeds in the trust account or which vote as a class with the ordinary shares on a business combination; and
●	the limitation on shareholders’ rights to receive a portion of the trust account.

The Companies Act permits a company incorporated in the Cayman Islands to amend its memorandum and articles of association with the approval of the holders of at least two-thirds of such company’s outstanding ordinary shares. A company’s articles of association may specify that the approval of a higher majority is required but, provided the approval of the required majority is obtained, any Cayman Islands exempted company may amend its memorandum and articles of association regardless of whether its memorandum and articles of association provides otherwise. Accordingly, although we could amend any of the provisions relating to our proposed offering, structure and business plan which are contained in our amended and restated memorandum and articles of association, we view all of these provisions as binding obligations to our shareholders and neither we, nor our officers or directors, will take any action to amend or waive any of these provisions unless we provide dissenting public shareholders with the opportunity to convert their public shares in connection with any such vote. The foregoing is set forth in our amended and restated memorandum and articles of association and cannot be amended.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Conflicts of Interest

Affiliates of our management team may compete with us for business combination opportunities. If these entities decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within affiliates of our management team may be suitable for both us and for another entity and may be directed to such entity rather than to us. Members of our management team who are also employed by such entities have no obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as an officer of the company. Members of our management team, in their capacities as employees or principals of their affiliates or in their other endeavors, currently are required to present certain investment opportunities and potential business combinations to the various related entities described above, or third parties, before they present such opportunities to us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination, as we believe any such opportunities presented would be smaller than what we are interested in, or to entities that are not themselves in the business of engaging in business combinations. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs, and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.
●	Unless we consummate our initial business combination, our officers, directors and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.
●	The insider shares beneficially owned by our sponsor, officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our sponsor, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private warrants. Furthermore, our sponsor, JATT Ventures, LLP, has agreed that the private warrants will not be sold or transferred by them until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;
(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
(iii)	directors should not improperly fetter the exercise of future discretion;
(iv)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
(v)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Employees

We currently have 3 officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in.

Periodic Reporting and Financial Information

Our Units, Ordinary shares and Warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 E Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. The contents of this website are not incorporated into this filing. Further, our references to the uniform resource locator (“URL”) for this website are intended to be inactive textual references only.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances. We cannot assure you that any particular target business identified by us as a potential acquisition candidate may have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to report our evaluation of our internal control over financial reporting for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

ITEM 1A.     RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following the IPO offering.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in our IPO prospectus entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located c/o Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands, and our telephone is +44 7706 732212.

We currently maintain a business  executive office at 51 New Cavendish Street, London, United Kingdom W1G 9TG. Our business office is provided to us by an affiliate of our Sponsor. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our Sponsor for office space, utilities, secretarial support and administrative services. We consider our office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units began trading on the NYSE under the symbol “JATT.U” on July 14, 2021. On September 4, 2021, we announced that commencing September 4, 2021, holders of our Units could elect to separately trade the Class A Ordinary shares and Warrants included in the Units, or continue to trade the Units without separating them. On September 4, 2021, the Class A Ordinary shares and Warrants began trading on NYSE under the symbols “JATT” and “JATT.W,” respectively. Each whole Warrant entitles the holder to purchase one share of the Class A Ordinary shares at a price of $11.50 per share, subject to adjustment as described in our final IPO prospectus dated July 14, 2021 related to the IPO which was filed with the SEC. Warrants may only be exercised for a whole number of shares of Class A Ordinary shares and will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the IPO Closing Date. Our Warrants expire five years after the completion of our Business Combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

Holders of Record

As of April 11, 2022, there was one holder of record of our Units, one holder of record of our separately traded shares of Class A Ordinary shares, one holder of record of our Class B Ordinary shares and two holders of our Warrants.

Dividends

We have not paid any cash dividends on our Class A Ordinary shares or Class B Ordinary shares to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our Board at such time. In addition, our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On March 22, 2021, our Sponsor purchased 4,312,500 founder shares, which are Class B ordinary shares, for an aggregate purchase price of $25,000, or approximately $0.006 per share. On June 14, 2021, our sponsor effected a surrender of 862,500 founder shares to us for no consideration, resulting in a decrease in the total number of founder shares outstanding from 4,312,500 to 3,450,000.

Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) in which the Sponsor purchased 5,370,000 private warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $5,370,000. Each Private Placement Warrant entitles the holder thereof to purchase one Ordinary Share for $11.50 per share and is subject to transfer restrictions. Upon the closing of the underwriters’ over-allotment option in full on July 19, 2021, an additional 540,000 Private Placement Warrants were purchased by the Sponsor at a price of $1.00 per warrant for a total of $540,000. As a result, a total of 5,910,000 Private Placement Warrants were purchased by the Sponsor for aggregate consideration of $5,910,000 in connection with the closing of the IPO and the closing of the over-allotment option.

The sales of the above securities by us were exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds from Registered Offerings

On July 16, 2021, we consummated the IPO of 12,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $120,000,000. On July 16, 2021, simultaneously with the closing of the IPO, we consummated the sale of 5,370,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $5,370,000.

On July 19, 2021, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 1,800,000 Units, and the sale of an additional 540,000 Private Placement Warrants each at $1.00 per warrant, generating total gross proceeds of $18,540,000.

As a result, the Company received a total of $138,000,000 from the sale of the Units and $5,910,000 from the sale of the Private Placement Warrants, for total proceeds of $143,910,000.

After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon the consummation of our Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our IPO and the sale of the Private Placement Warrants were approximately $141,123,000 of which $139,380,000 (or $10.10 per share sold in the IPO) was placed in the Trust Account in the United States maintained by the Trustee.

We incurred approximately $6,797,000 for costs and expenses related to the IPO, consisting of $2,760,000 in underwriting fees, $4,010,000 of deferred underwriting fees and approximately $27,000 of other IPO related costs, net of reimbursement from the underwriters. There has been no material change in the planned use of proceeds from our IPO as described in our final IPO prospectus dated July 13, 2021 which was filed with the SEC.

We have until January 16, 2023 to consummate our Business Combination (the “Combination Period”). If we are unable to complete a Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our Board, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

As of December 31, 2021, $139,380,000 was deposited in the Trust Account, and we had approximately $729,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “company,” “our,” “us” or “we” refer to JATT Acquisition Corp . The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1.A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on March 10, 2021 in Cayman Islands and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of our IPO and the sale of the Private Placement Warrants that occurred simultaneously with the completion of our IPO, proceeds of the sale of our capital stock in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), debt or a combination of cash, stock and the foregoing.

Our Sponsor is JATT Ventures, L.P., a Cayman Islands exempted limited partnership. The registration statement for our Initial Public Offering was declared effective on July 13, 2021. On July 16, 2021, we consummated the Initial Public Offering of 12,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $120.0 million, and incurring offering costs of approximately $10.5 million (net of reimbursement from underwriter of $480,000), of which approximately $3.4 million was for deferred underwriting commissions, $4.7 million was incentives provided to Anchor Investors by the Sponsor, and approximately $685,000 were for offering costs allocated to derivate warrant liabilities. On July 19, 2021, the underwriters fully exercised their option and purchased 1,800,000 additional Units, generating gross proceeds of $18.0 million (the “Over-Allotment”), and incurring offering costs of $990,000, of which $630,000 was for deferred underwriting commissions, and approximately $62,000 was allocated to derivative warrant liabilities.

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

Liquidity and Going Concern

As of December 31, 2021, we had approximately $729,000 in its operating bank account and working capital of approximately $880,000.

Our liquidity needs through December 31, 2021, were satisfied through the cash contribution of $25,000 from our Sponsor to purchase our Class B ordinary shares (“Founder Shares”), and a loan from our Sponsor of approximately $117,000 under a promissory note (the “Note”). We repaid the Note in full on July 21, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans. As of December 31, 2021, there were no working capital loans outstanding.

Based on the Company’s mandatory liquidation date and the Company’s expected future cash flow needs, management has determined that the existing amount of working capital raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 16, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

Our entire activity since inception up to December 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the period from March 10 (inception) through December 31, 2021, we had net income of approximately $6.8 million, resulting from a non-operating gain of approximately $10.2 million from the change in fair value of the derivative warrant liabilities and an unrealized gain on investments held in Trust of approximately $19,000, partially offset by a non-operating loss of approximately $1.8 million for the fair value of warrants issued to our Sponsor in excess of the purchase price, a non-operating loss of approximately $747,000 for offering costs associated with our derivative warrant liabilities and approximately $889,000 in general and administrative costs, including approximately $168,000 of general and administrative expenses to a related party.

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2021. We did not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the agreements described below.

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

In connection with the consummation of the Over-Allotment on July 19, 2021, the underwriter was paid an additional fee of $360,000 and an additional amount of $630,000 is payable in deferred underwriting commissions.

Support Agreement and Services

We agreed to pay our Sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the period from March 10, 2021 (inception) through December 31, 2021, we incurred approximately $55,000 in such fees, included as general and administrative expenses on the statement of operations. Approximately $18,000 has been included for such services and is included as due from related party on the accompanying balance sheet.

An affiliate of our Sponsor and CFO provides office space and consulting services to us. For the period from March 10, 2021 (inception) through December 31, 2021, the Company incurred fees of $113,000, included as general and administrative fees – related party on the statement of operations. There is no balance due for these services as of December 31, 2021.

Forward Purchase Agreements

On August 5, 2021, we entered into Forward Purchase Agreements with certain of our Anchor Investors, Athanor Master Fund LP (“AMF”) and with Athanor International Master Fund, LP (“AIF”) (collectively the “Forward Purchase Agreements”, and collectively, “AMF and AIF are “Purchasers”).

Pursuant to the Forward Purchase Agreements, we were to issue and sell to the Purchasers, and the Purchasers were to purchase from us, an aggregate of 7,500,000 forward purchase shares, or “Forward Purchase Shares”, for a purchase price of $10.00 per Forward Purchase Share, or $75,000,000 in the aggregate. Each Forward Purchase Share will consist of one Class A ordinary share of the Company. The Class A ordinary shares would have the same terms as the Company’s publicly traded Class A ordinary shares but will be restricted securities and not be freely tradable until registered with the Securities and Exchange Commission (SEC”).

In January 2022, we amended the Forward Purchase Agreements (“Amended Forward Purchase Agreements”) to: 1) reduce the number of forward purchase shares from an aggregate of 7,500,000 to 3,000,000 and from a total $75,000,000 in the aggregate to $30,000,000 in the aggregate; and 2) to add a requirement for the Purchasers to provide a binding redemption backstop (the “Redemption Backstop”) to purchase an additional $15 million of redeeming shareholders in the event that redemptions are greater than 90% in connection with a Business Combination (the “Excess Redemptions”); and 3) to add a requirement that at the time of entering into a binding agreement for the Business Combination, the Purchasers will directly provide the target merger company (Target”) with bridge financing of $30 million evidenced by a convertible promissory note (“Convertible Note”) which shall be convertible into the our Class A ordinary shares at the closing of the Business Combination. For more information, the full text of the Amended Forward Purchase Agreements are included as Exhibit 10.1 to this Annual Report on Form 10-K for the period ended December 31, 2021.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation and a Black Scholes option pricing model, respectively.  The fair value of the Private Placement Warrants continues to be measured using a Black-Scholes option pricing model. The fair value of the Public Warrants were subsequently measured at their listed trading price since they began to be separately listed and traded beginning in September 2021. Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Ordinary Share

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

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 12,810,000 ordinary shares because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 450,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters. Since the contingency was satisfied as of December 31, 2021, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Fair value adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. As of December 31, 2021, 13,800,000 shares of Class A ordinary shares are subject to possible redemption and are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the fair value adjustment from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the below.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS & CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Someit Sidhu, MD	32	Chairman and Chief Executive Officer
Tauhid Ali, PhD,	54	Chief Operating Officer and Director
Verender S. Badial	49	Chief Financial Officer
Arnout Ploos van Amstel	58	Director
Javier Cote-Sierra, PhD	59	Director
Graeme Sloan	58	Director
Yuan-Hua Ding, PhD		Advisor

Dr. Someit Sidhu, our Chief Executive Officer and Director, is the Co-Founder and has been the CEO of Akaza Bioscience since 2019 and the CEO of Izana Bioscience since 2017 as well as the Co-Founder of Pathios Therapeutics. Dr. Sidhu has broad expertise covering various topics in the life sciences industry. Prior to these companies, he advised many large international pharmaceutical companies as a management consultant at McKinsey & Co, where he primarily focused on Pharmaceutical R&D and Portfolio Strategy. Dr. Sidhu gained medical experience during his time in Cardiology and General Surgery after graduating from the Oxford Medical School.

Tauhid Ali, PhD, our Chief Operating Officer and Director, has more than 25 years international experience in the biopharmaceutical industry. Dr. Ali has broad management and leadership experience in translational research, corporate strategy, and global project leadership. He has been the Executive Vice President of Translational & Clinical Science at Cambrian Biopharma, a biotech venture capital holding company, since April 2020. Prior to that, he served as Vice President of Search & Translational Science (Rare Diseases Therapy Area Unit) at Takeda Pharmaceuticals from 2014 to 2019 and founded as well as led TAKcelerator™, a virtual rare disease biotech unit within Takeda with a novel operating model. Within its first two years, TAKcelerator™ launched three new companies and executed multiple out-licenses and partnerships. Dr. Ali has previously worked with several companies in the pharmaceuticals and biotechnology space including UCB Pharma, Ipsen Group, and Shire Pharmaceuticals. He has a PhD from Cardiff University and a Master of Sciences in Clinical Sciences from the Welsh School of Pharmacy.

Verender S. Badial, our Chief Financial Officer, has more than 20 years of experience as an investment banker and is currently Managing Director of Cryfield Investments, which he founded in 2015 and is responsible for the corporate finance services and capital fundraising activities. Between 1997 and 2015, Mr. Badial held executive functions in the Equity Capital Markets departments of Rothschild (ABN AMRO) and Societe Generale, allowing him to leverage rich experience in structuring and executing equity capital markets transactions as well as building up an extensive network. Mr. Badial also held the role of Managing Director with Rothschild (ABN AMRO) and Societe Generale within the investment banks and is experienced in both buy- and sell-side advisory transactions incorporating leveraged and structured equity and debt finance solutions with a key focus on financial sponsor portfolios in pharma and healthcare. Mr. Badial brings unique capabilities for the target identification and business combination processes based on his expertise from acquiring and funding numerous corporates, raising capital for M&A and IPOs coupled with significant expertise in analyzing potential financial or management improvements to operational businesses. Mr. Badial graduated with an honor’s degree from the London School of Economics & Political Science.

Our directors and advisors bring with them an exceptional expertise in the life sciences sector combining to more than 110 years of experience in holding positions at industry leading companies, and/or from investing, evaluating and acquiring companies and/or assets in the space:

Arnout Ploos van Amstel, a director, has more than 30 years of experience in life sciences and biotechnology within several leadership positions and has extensive capabilities in drug development processes. He is co-Founder of MoonLake Immuntherapeutics AG. Before, he served as SVP, Head and General Manager of Global Business Franchise Immunology Hepatology & Dermatology at Novartis in Switzerland, a $5bn revenue business unit where he was responsible for assets from early clinical development to late-stage commercialization and built a leading immunology/liver pipeline. Prior to that, he held the position of SVP & General Manager for the Hospital business of Wyeth Pharmaceuticals in the U.S., where he led the integration workstream for the Hospital businesses of Wyeth and Pfizer in the context of the acquisition. Mr. Ploos van Amstel graduated in Business Economics at the University of Groningen in Netherlands.

Javier Cote-Sierra, PhD, a director, is Co-Founder & CSO of Allianthera Biopharma (ATB) and has extensive expertise in the entire process of drug discovery and development. Before co-founding ATB in December 2020, he served as the Head of Inflammation & Immunology External Innovation at Sanofi Genzyme from 2018 to 2020, overseeing, amongst others, various research collaborations and in-licensing deals. Additionally, he led the evaluations and investments of multiple key assets and companies. Prior to his role at Sanofi Genzyme, Dr. Cote-Sierra was Senior Director for External R&D Innovation, Inflammation & Immunology at Pfizer from 2015 to 2017. Over his career in the life sciences industry, he held various roles at several pharmaceutical companies including GlaxoSmithKline (Stiefel), Hoffman-la Roche and Millennium Pharmaceuticals before its acquisition by Takeda. Dr. Cote-Sierra received his PhD in Immunology and a master’s degree in Molecular Biology from the Free University of Brussels.

Graeme Sloan, a director, is an experienced corporate lawyer with over 30 years of experience including extensive experience with mergers and acquisitions and complex deal structuring. In the past, he served as global M&A co-chair at the prominent law firms of Latham & Watkins (where he was a partner from 2006 to 2015) and Morrison & Foerster (where he was a partner from 2015 to 2020) before founding Sloan Legal in 2020. Mr. Sloan has a wealth of expertise advising on and project managing public and private M&A transactions, private equity deals, corporate finance transactions as well as joint ventures. He frequently advises on cross-border transactions and his experience spans a wide range of sectors, including life sciences and healthcare, technology, energy, and financial services. Mr. Sloan received his honor’s degree in law from the University of Glasgow and his Diploma in Legal Practice from the University of Edinburgh.

Yuan-Hua Ding, PhD, an advisor, brings strong drug discovery capabilities and experience in identifying and translating novel technology and target ideas into quality R&D programs. He co-founded Allianthera Biopharma and is currently serving as CEO, and has been serving as CEO at the BayRay Innovation Center since June 2020. Until May 2020, he served as the Head of Asia Discovery Labs at Pfizer, where he held several senior leadership positions since joining in 1999. Dr. Ding is currently advisor to the Bohe Angel Fund, a member of Bayhelix Group, Chinese Business Leaders in Life Sciences, and founder as well as a board member of the New England Structural Biology Association. He also was a member of the board of directors at DL Medicine until June 2020. Dr. Ding holds a PhD in Biochemistry from the University of Pittsburgh and a Master’s degree in Biophysics from the Tsinghua University in Beijing.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first general meeting of shareholders) serving a two-year term. In accordance with NYSE corporate governance requirements, we are not required to hold a general meeting until one full year after our first fiscal year end following our listing on NYSE.

The term of office of the first class of directors, consisting of Messrs. Ploos van Amstel, Cote-Sierra and Sloan, will expire at our first general meeting of shareholders. The term of office of the second class of directors, consisting of Doctor Sidhu, will expire at the second general meeting of shareholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Graeme Sloan, Arnout Ploos van Amstel and Javier Cote-Sierra, PhD are “independent directors” as defined in NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

Commencing on the date of the IPO, we agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. In addition, we may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination. These individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our payments and reimbursements to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer documents furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NYSE rules require that the compensation committee of a listed company each be comprised solely of independent directors.

Audit Committee

We have established an audit committee of our board of directors. Messrs. Sloan, Ploos van Amstel and Cote-Sierra serve as members of our audit committee, and Mr. Ploos van Amstel is the chair the audit committee. Under NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Sloan, Ploos van Amstel and Cote-Sierra meet the independent director standard under NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Ploos van Amstel qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of our board of directors. Messrs.  Sloan, Ploos van Amstel and Cote-Sierra serve as members of our compensation committee. Under NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Mr. Sloan chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Commencing on the date of our IPO, we agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. In addition, we may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination. These individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our payments and reimbursements to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors Messrs. Sloan, Ploos van Amstel and Cote-Sierra will serve as members of this committee. Under NYSE listing standards and applicable SEC rules, all the directors on this committee must be independent. Our board of directors has determined that each of Messrs. Sloan, Ploos van Amstel and Cote-Sierra are independent under NYSE listing standards and applicable SEC rules. Dr. Cote-Sierra serves as chair of the committee.

The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The committee considers persons identified by its members, management, shareholders, investment bankers and others.

The guidelines for selecting nominees, which will be specified in a charter to be adopted by us, generally will provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members.

The nominating and corporate governance committee will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next general meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws. The committee does not distinguish among nominees recommended by shareholders and other persons.

Director Nominations

We do not have a standing nominating committee, though we have formed a corporate governance and nominating committee as required to do so by law or NYSE rules. In accordance with Rule 5605(e)(2) of the NYSE rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the Board or compensation committee of any entity that has one or more executive officers serving on our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our Ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees.. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See the section of this annual report entitled “Where You Can Find Additional Information.”

Conflicts of Interest

Affiliates of our management team may compete with us for business combination opportunities. If these entities decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within affiliates of our management team may be suitable for both us and for another entity and may be directed to such entity rather than to us. Members of our management team who are also employed by such entities have no obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as an officer of the company. Members of our management team, in their capacities as employees or principals of their affiliates or in their other endeavors, currently are required to present certain investment opportunities and potential business combinations to the various related entities described above, or third parties, before they present such opportunities to us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination, as we believe any such opportunities presented would be smaller than what we are interested in, or to entities that are not themselves in the business of engaging in business combinations. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs, and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.
●	Unless we consummate our initial business combination, our officers, directors and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.
●	The insider shares beneficially owned by our sponsor, officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our sponsor, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private warrants. Furthermore, our sponsor, JATT Ventures, LLP, has agreed that the private warrants will not be sold or transferred by them until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;
(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
(iii)	directors should not improperly fetter the exercise of future discretion;
(iv)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
(v)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Accordingly, if any of the above executive officers and directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he has current fiduciary or contractual obligations, he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public shareholders for a vote, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares held by them and any public shares purchased during or after the offering (including in open market and privately-negotiated transactions) in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated memorandum and articles of association provides that our officers and directors will be indemnified by us to the fullest extent authorized by Cayman Islands law, as it now exists or may in the future be amended. In addition, our amended and restated memorandum and articles of association will provide that our directors will not be personally liable for monetary damages to us or our shareholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our shareholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful share purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Cayman Islands law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire in this offering or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

None of our officers or directors has received any cash compensation for services rendered to us.

Commencing on July 13, 2021, we have agreed to pay monthly recurring expenses of $10,000 to an affiliate of our Sponsor for office space, utilities, secretarial support and administrative services. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees. Other than the described fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers, directors and our or their affiliates.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of a Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after a Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management team to remain with us after the consummation of a Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 11, 2022, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

	Number of	Percentage of
	Shares	Outstanding
	Beneficially	Ordinary
Name and Address of Beneficial Owner(1)	Owned(2)	Shares
JATT Ventures, L.P.(3)	3,350,000	19.0%
Someit Sidhu, MD(3)	3,350,000	19.0%
Magnetar Financial LLC (4)	1,184,336	8.58%
Hudson Bay Capital Management LP (5)	1,188,000	8.61%
Athanor Capital LP (6)	2,388,000	17.3%
Tauhid Ali, PhD,	30,000	*
Verender S. Badial	30,000	*
Javier Cote-Sierra, PhD	20,000	*
Arnout Ploos van Amstel	20,000	*
All executive officers and directors as a group (seven individuals)	3,450,000	20.0%

* Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o JATT Acquisition Corp, c/o Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment.
(3)	Our sponsor, JATT Ventures, L.P. is the record holder of such shares. The general partner of the sponsor is JATT Ventures Ltd; Dr. Someit Sidhu, our chairman and CEO, is the limited partner of the sponsor and the director and shareholder of the sponsor’s general partner, and as such, has voting and investment discretion with respect to the ordinary shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the ordinary shares held directly by our sponsor.
(4)	According to the Schedule 13G filed on January 21, 2022. The business address of Magnetar Financial LLC and the other reporting persons is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. Each of Magnetar Financial LLC and the Schedule 13G’s other reporting persons report shared voting and investment power.
(5)	According to the Schedule 13G filed on January 21, 2022. The business address of Hudson Bay Capital Management LP and the other reporting persons is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830. Each of Hudson Bay Capital Management LP and the Schedule 13G’s other reporting persons report shared voting and investment power.
(6)	According to the Schedule 13D filed on July 26, 2021. The business address of Athanor Capital LP and other reporting persons is 888 Seventh Avenue, 21st Floor, New York, NY 10019. The interests shown in the report consist of 1,666,300 Class A Ordinary Shares held by Athanor Master Fund, LP and 721,700 Class A Ordinary Shares held by Athanor International Master Fund, LP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On March 22, 2021, our sponsor purchased 4,312,500 founder shares, which are Class B ordinary shares, for an aggregate purchase price of $25,000, or approximately $0.006 per share. On June 14, 2021, our sponsor effected a surrender of 862,500 founder shares to us for no consideration, resulting in a decrease in the total number of founder shares outstanding from 4,312,500 to 3,450,000. Prior to the investment in the company of $25,000 by our sponsor the Company had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of this offering.

Private Placement Warrants

Our sponsor has, pursuant to a written agreement, purchased an aggregate of 5,910,000 private placement warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our IPO offering. As such, our sponsor’s interest in this transaction is valued at $5,910,000. Each private placement warrant entitles the holder thereof to purchase one share of our Class A ordinary shares at a price of $11.50 per share. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Administrative Services Agreement

Commencing on the closing of our IPO, we have paid our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. In addition, we may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination. These individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on payments that may be made to our sponsor, officers, directors or any of their respective affiliates.

Registration Rights

Holders of the Founder Shares, Private Placement Warrants (and their underlying securities) and any Warrants issued upon conversion of working capital loans (and their underlying securities), if any, have registration rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to three demands; excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by us subsequent to the completion of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

Prior to the closing of the IPO offering, our sponsor agreed to loan us up to an aggregate of $200,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the closing of this offering. The loan was repaid upon the closing of the IPO offering out of the estimated $1,250,000 of offering proceeds that has been allocated to the payment of offering expenses (other than underwriting commissions) not held in the trust account. The value of our sponsor’s interest in this transaction corresponds to the principal amount outstanding under any such loan.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation materials or tender offer documents, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such proxy solicitation materials or tender offer documents, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) $120,000 in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from March 10, 2021 (inception) through December 31, 2021 totaled $129,265. The above amounts include interim procedures, audit fees and consents issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from March 10, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from March 10, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from March 10, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements:

(1)	The financial statements listed on the Financial Statements’ Table of Contents
(2)	Not applicable

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
1.1	Underwriting Agreement, dated July 13, 2021, by and between the Company and Raymond James & Associates, Inc., as representative of the underwriters (2)
3.1	Memorandum and Articles of Association (1)
3.2	Form of Amended and Restated Memorandum and Articles of Association (2)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated as of July 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (2)
10.1	Letter Agreements, dated July 13, 2021, by and among the Company and its officers, directors, the Sponsor and the other parties named therein (2)
10.2	Promissory Note dated March 22, 2021 issued to the sponsor (1)
10.3	Administrative Services Agreement, dated July 13, 2021, by and between the Company and the Sponsor (2)
10.4	Investment Management Trust Agreement, dated as of July 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (2)
10.5	Registration and Shareholder Rights Agreement, dated as of July 13 2021, by and among the Company, the Sponsor and certain security holders
10.6	Securities Subscription Agreement, dated March 22, 2021 between the Registrant and the sponsor (1)
10.7	Private Placement Warrants Purchase Agreement, dated as of July 13, 2021, by and between the Company and the Sponsor (2)
10.8	Indemnification Agreements, each dated as of July 13, 2021, by and between the Company and each of the officers and directors of the Company (2)
10.9 *	Amended Forward Purchase Agreement dated January 27, 2022 by and between Athanor Master Fund, LP, Athanor International Master Fund LP and the Registrant
14	Form of Code of Ethics (1)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 6, 2021.

(2)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2022.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JATT ACQUISITION CORP
Date: April 11, 2022	By:	/s/ Someit Sidhu
	Name:	Someit Sidhu, MD
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Someit Sidhu	Chief Executive Officer, Director and Chairman	April 11, 2022
Someit Sidhu, MD	(Principal Executive Officer)
Chief Financial Officer
/s/ Verender S. Badial		April 11, 2022
Verender S. Badial	(Principal Financial and Accounting Officer)
Chief Operating Officer and Director

/s/ Tauhid Ali	Director	April 11, 2022
Tauhid Ali, PhD

/s/ Arnout Ploos van Amstel	Director	April 11, 2022
Arnout Ploos van Amstel

/s/ Javier Cote-Sierra	Director	April 11, 2022
Javier Cote-Sierra, PhD

/s/ Graeme Sloan	Director	April 11, 2022
Graeme Sloan

JATT ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

JATT Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of JATT Acquisition Corp (the “Company”) as of December 31, 2021, the related statements of operations, shareholders’ deficit and cash flows for the period from March 10, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 10, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company's business plan is dependent on the completion of a business combination and the Company has a mandatory liquidation date of January 16, 2023 with subsequent dissolution, and there is no guarantee that the Company will complete a business combination by then. The Company's cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Melville, NY

April 11, 2022

JATT ACQUISITION CORP

BALANCE SHEET

December 31, 2021

Assets
Current assets:
Cash	$729,223
Prepaid expenses	422,894
Total current assets	1,152,117
Investments held in Trust Account	139,399,054
Total Assets	$140,551,171

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$69,855
Accrued expenses	199,565
Due to related party	2,872
Total current liabilities	272,292
Deferred underwriting commissions	4,010,000
Derivative warrant liabilities	6,069,900
Total Liabilities	10,352,192

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption; 13,800,000 shares subject to possible redemption at $10.10 per share	139,380,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding	345
Accumulated deficit	(9,181,366)
Total shareholders’ deficit	(9,181,021)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$140,551,171

The accompanying notes are an integral part of these financial statements.

JATT ACQUISITION CORP

STATEMENTS OF OPERATIONS

For The Period from March 10, 2021 (Inception) through December 31, 2021

General and administrative expenses	$720,696
General and administrative expenses - related party	167,849
Loss from operations	(888,545)
Other income (expenses):
Loss upon issuance of private placement warrants	(1,773,000)
Income from investments held in Trust Account	19,054
Change in fair value of derivative warrant liabilities	10,238,100
Interest earned	51
Offering costs associated with derivative warrant liabilities	(747,015)
Total other income (expenses)	7,737,190

Net Income	$6,848,645

Weighted average number of shares of Class A ordinary shares - basic and diluted	7,834,343
Basic net income per share, Class A ordinary shares	$0.62
Diluted net income per share, Class A ordinary shares	$0.61

Weighted average number of shares of Class B ordinary shares - basic	3,130,303
Weighted average number of shares of Class B ordinary shares - diluted	3,310,606
Basic net income per share, Class B ordinary shares	$0.62
Diluted net income per share, Class B ordinary shares	$0.61

The accompanying notes are an integral part of these financial statements.

JATT ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the period from March 10, 2021 (inception) through December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 10, 2021(inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,450,000	345	24,655	—	25,000
Deemed capital contribution by from Sponsor	—	—	—	—	4,738,051	—	4,738,051
Fair value adjustment to Class A ordinary shares subject to redemption	—	—	—	—	(4,762,706)	(16,030,011)	(20,792,717)
Net income	—	—	—	—	—	6,848,645	6,848,645
Balance – December 31, 2021	—	$—	3,450,000	$345	$—	$(9,181,366)	$(9,181,021)

The accompanying notes are an integral part of these financial statements.

JATT ACQUISITION CORP

STATEMENT OF CASH FLOWS

For the period from March 10, 2021 (Inception) through December 31, 2021

Cash Flows from Operating Activities:
Net income	6,848,645
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(10,238,100)
Income on investments held in the Trust Account	(19,054)
Offering costs associated with warrants	747,015
Loss upon issuance of private placement warrants	1,773,000
General and administrative expenses paid by related parties	25,950
Changes in operating assets and liabilities:
Prepaid expenses	(422,894)
Due to related party	2,872
Accounts payable	69,855
Accrued expenses	114,565
Net cash used in operating activities	(1,098,146)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(139,380,000)
Net cash used in investing activities	(139,380,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Repayment of loan to related party	(117,381)
Proceeds received from initial public offering, gross	138,000,000
Proceeds received from private placement	5,910,000
Reimbursement from underwriter	480,000
Offering costs paid	(3,090,250)
Net cash provided by financing activities	141,207,369

Net change in cash	729,223

Cash — beginning of the period	—
Cash — end of the period	729,223

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	85,000
Offering costs paid by related party under promissory note	91,431
Deferred underwriting commissions	4,010,000
Fair value adjustment to Class A ordinary shares subject to redemption	20,792,717

The accompanying notes are an integral part of these financial statements.

JATT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from March 10, 2021 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is JATT Ventures, L.P., a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on July 13, 2021. On July 16, 2021, the Company consummated its Initial Public Offering of 12,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $120.0 million, and incurring offering costs of approximately $10.5 million (net of reimbursement from underwriter of $480,000), of which approximately $3.4 million was for deferred underwriting commissions (see Note 5), approximately $4.7 million was incentives provided to Anchor Investors by the Sponsor (see Note 4), and approximately $685,000 of offering costs allocated to derivative warrant liabilities. On July 19, 2021, the underwriters fully exercised their option and purchased 1,800,000 additional Units, generating gross proceeds of $18.0 million (the “Over-Allotment”), and incurring offering costs of $990,000, of which $630,000 was for deferred underwriting commissions and approximately $62,000 was allocated to derivative warrant liabilities.

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

JATT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares have been recorded at a redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “amended and restated memorandum and articles of association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

JATT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $729,000 in its operating bank account and working capital of approximately $880,000.

The Company’s liquidity needs through December 31, 2021, were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and a loan from its Sponsor of approximately $117,000 under the Note (as defined in Note 4). The Company repaid the Note in full on July 21, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021, there were no Working Capital Loans outstanding.

Based on the Company’s mandatory liquidation date and the Company’s expected future cash flow needs, management has determined that the existing amount of working capital raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the

JATT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Company is required to liquidate. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 16, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

JATT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any investments held in Trust Account. At December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” (“ASC 820”), equal or approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

JATT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation and a Black Scholes option pricing model, respectively.  The fair value of the Private Placement Warrants continues to be measured using a Black-Scholes option pricing model. The fair value of the Public Warrants are subsequently measured at their listed trading price since they began to be separately listed and traded beginning in September 2021. Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Net Income (Loss) Per Ordinary Share

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

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 12,810,000 ordinary shares because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 450,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 4). Since the contingency was satisfied as of December 31, 2021, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. The fair value adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

JATT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares.

	For The Period From March 10, 2021
	(Inception) through December 31, 2021
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income (loss) - basic	$4,893,422	$1,955,233
Allocation of net income (loss) - diluted	4,814,256	2,034,389

Denominator:
Basic and diluted weighted average ordinary shares outstanding	7,834,343	3,130,303
Diluted weighted average ordinary shares outstanding	7,834,343	3,310,606

Basic net income per ordinary share	$0.62	$0.62
Diluted net income per ordinary share	$0.61	$0.61

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of December 31, 2021, 13,800,000 shares of Class A ordinary shares are subject to possible redemption and are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering (including the exercise of the over-allotment option), the Company recognized the fair value adjustment from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not

JATT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

NOTE 3. INITIAL PUBLIC OFFERING

On July 16, 2021, the Company consummated its Initial Public Offering of 12,000,000 Units, at $10.00 per Unit, generating gross proceeds of $120.0 million, and incurring offering costs of approximately $10.5 million (net of reimbursement from the underwriters of $480,000), of which approximately $3.4 million was for deferred underwriting commissions, approximately $4.7 million was incentives provided to Anchor Investors by the Sponsor (see Note 4), and approximately $685,000 was allocated to offering costs associated with derivative warrant liabilities. On July 19, 2021, the underwriters fully exercised their option and purchased 1,800,000 additional Units, generating gross proceeds of $18.0 million, and incurring offering costs of $990,000, of which $630,000 was for deferred underwriting commissions and approximately $62,000 was allocated to offering costs associated with the derivative warrant liabilities.

Each Unit consists of one Class A ordinary share and one-half (1/2) of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On March 22, 2021, the Sponsor purchased 4,312,500 founder shares (“Founder Shares”), which are Class B ordinary shares, for an aggregate purchase price of $25,000, or approximately $0.006 per share. On June 14, 2021, Sponsor effected a surrender of 862,500 Class B ordinary shares to us for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 4,312,500 to 3,450,000. All shares and share amounts have been retroactively adjusted. The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 450,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the Founder Shares would represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on July 19, 2021; therefore, these 450,000 Founder Shares were no longer subject to possible redemption.

In connection with the closing of the IPO and sale of Units to the Anchor Investors, in exchange for the Anchor Investors’ participation in the Initial Public Offering, the Sponsor sold and transferred membership interests in the Sponsor that, in aggregate, represent an indirect economic interest in 917,365 Founder Shares and 2,490,500 Private Placement Warrants.  The Anchor Investors paid approximately $2.5 million in total for the Sponsor membership interests, resulting in each Anchor Investor effectively paying $1.00 per Private Placement Warrant and approximately $0.008 per Founder Share. The Company determined that the aggregate fair value of the Sponsor membership interests sold to the Anchor

JATT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Investors was approximately $7.2 million. To estimate the fair value of Sponsor membership interests, management considered the probability and timing of IPO completion, business combination completion, and an appropriate discount for lack of marketability, all Level 3 inputs under ASC 820. The excess of the fair value of the Sponsor membership interests issued to the Anchor Investors over the aggregate consideration paid for such interests was considered to be an offering cost of the Company’s Initial Public Offering, in accordance with Staff Accounting Bulletin Topic 5A, and a deemed divided to the Company from the Sponsor for the same amount.

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,370,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to the Sponsor, and Anchor Investors,  generating proceeds of approximately $5.4 million. Concurrent with the consummation of the Over-Allotment on July 19, 2021, the Sponsor purchased 540,000 additional Private Placement Warrants, generating proceeds of $540,000. The Anchor Investors purchased an indirect economic interest in 2,490,500 of the warrants in the Private Placement and the Second Private Placement.

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

The Sponsor, Anchor Investors and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On March 22, 2021, the Sponsor agreed to loan the Company up to $200,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the closing date of the Initial Public Offering. As of June 30, 2021, the Company borrowed approximately $117,000 under the Note. The Company repaid the Note in full on July 21, 2021. As of December 31, 2021, there was no balance outstanding.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business

JATT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Support Agreement and Services

The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from March 10, 2021 (inception) through December 31, 2021, the Company incurred such fees of $55,000, included as general and administrative fees – related party on the statement of operations. Approximately $18,000 has been included for such services and is included as due from related party on the accompanying balance sheet.

An affiliate of the Company’s Sponsor and CFO provides office space and consulting services to the Company. For the period from March 10, 2021 (inception) through December 31, 2021, the Company incurred fees of $113,000, included as general and administrative fees – related party on the statement of operations. There is no balance owed for these services as of December 31, 2021.

Forward Purchase Agreements

On August 5, 2021, the Company entered into Forward Purchase Agreements with certain Anchor Investors, Athanor Master Fund LP (“AMF”) and with Athanor International Master Fund, LP (“AIF”) (collectively the “Forward Purchase Agreements”, and collectively, “AMF and AIF are “Purchasers”).

Pursuant to the Forward Purchase Agreements, the Company shall issue and sell to the Purchasers, and the Purchasers shall purchase from the Company, an aggregate of 7,500,000 forward purchase shares, or “Forward Purchase Shares”, for a purchase price of $10.00 per Forward Purchase Share, or $75,000,000 in the aggregate. Each Forward Purchase Share will consist of one Class A ordinary share of the Company. The Class A ordinary shares will have the same terms as the Company’s publicly traded Class A ordinary shares but will be restricted securities and not be freely tradable until registered with the SEC.

In January 2022, the Forward Purchase Agreements were amended (“Amended Forward Purchase Agreements”) to: i) reduce the number of forward purchase shares from an aggregate of 7,500,000 to 3,000,000 and from a total $75,000,000 in the aggregate to $30,000,000 in the aggregate; and ii) to add a requirement for the Purchasers to provide a binding redemption backstop (the “Redemption Backstop”) to purchase an additional $15 million of the redeeming shares in the event that redemptions are greater than 90% in connection with a Business Combination (the “Excess Redemptions”); and iii) to add a requirement that at the time of entering into a binding agreement for the Business Combination, the Purchasers will directly provide the target merger company (Target”) with bridge financing of $30 million evidenced by a convertible promissory note (“Convertible Note”) which shall be convertible into the Company’s Class A ordinary shares at the closing of the Business Combination.

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

JATT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

In connection with the consummation of the Over-Allotment on July 19, 2021, the underwriter was paid an additional fee of $360,000 and an additional amount of $630,000 is payable as deferred underwriting commissions.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 13,800,000 shares of Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the balance sheet.

JATT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Warrants	(8,625,000)
Class A ordinary share issuance costs, net of reimbursement from underwriter	(10,787,717)
Plus:
Fair value adjustment of carrying value of Class A ordinary shares to redemption value	20,792,717
Class A ordinary shares subject to possible redemption	$139,380,000

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 13,800,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and classified outside permanent equity in the accompanying balance sheet. See Note 6.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On March 23, 2021, the Company issued 4,312,500 Class B ordinary shares to the Sponsor. On June 14, 2021, the Sponsor effected a surrender of 862,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 4,312,500 to 3,450,000. All shares and share amounts have been retroactively adjusted. The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 450,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on July 19, 2021; therefore, these 450,000 Founder Shares were no longer subject to forfeiture. As of December 31, 2021, there were 3,450,000 Class B ordinary share issued and outstanding.

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

JATT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2021, the Company had 6,900,000 and 5,910,000 Public Warrants and Private Placement Warrants, respectively, outstanding. The Company accounts for the warrants as derivative warrant liabilities in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and the existence of the potential for net cash settlement for the warrant holders (but not all shareholders) in the event of a tender offer.

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

JATT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$139,399,054	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$3,174,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$2,895,900

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in September 2021.

JATT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Level 1 instruments include investments in U.S Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants as of December 31, 2021, was measured utilizing the Level 1 input of the observable listed trading price for such warrants. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation and a Black Scholes option pricing model, respectively. The fair value of the Private Placement Warrants continues to be measured using a Black-Scholes option pricing model. Inherent in a Monte Carlo simulation and a Black Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs used to estimate fair value of the warrants at their measurement dates:

	At initial issuance	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.34	$9.87
Volatility	23.0%	9.5%
Term (years)	5	0.54
Risk-free rate	0.07% - 1.10%	1.43%
Probability of completing business combination	95.0%	95.0%
Dividend yield	0.0%	0.0%

The change in the fair value of warrants measured with Level 3 inputs for the period from March 10, 2021 (inception) through December 31, 2021, is summarized as follows:

Derivative warrant liabilities at March 10, 2021	$—
Issuance of Public and Private Warrants - Level 3 - July 2021	16,308,000
Transfer of Public Warrants to Level 1 measurement	(8,625,000)
Change in fair value of derivative warrant liabilities	(4,787,100)
Derivative warrant liabilities at December 31, 2021 - Level 3	$2,895,900

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.