Form 10-Q/A
period 2021-09-30
JATT Acquisition Corp
filed 2022-04-25
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of JATT Acquisition Corp. (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 19, 2021 (the “Original Form 10-Q”).

In preparation of the Company’s audited financial statements as of and for year ended December 31, 2021, the Company determined it should account for the sale and transfer of limited partnership interests in its’ sponsor JATT Ventures, L.P., resulting in an indirect economic interest in Class B ordinary shares and private placement warrants by the anchor investors (the “Anchor Investors”) at the time of its initial public offering (“Initial Public Offering”) on July 16, 2021. Previously, the Company did not account for the transaction in the reported unaudited interim financial statements in the Original Form 10-Q. In addition, the Company determined it should add disclosure of Forward Purchase Agreements entered into in the third quarter and adjust its calculation of weighted average shares to be consistent with its earnings per share calculation.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to the previously issued unaudited interim financial statements included in the Company’s Original Form 10-Q and such Original Form 10-Q should no longer be relied upon. Therefore, the Company, in consultation with its Audit Committee, concluded that the interim financial statements included  in its Original Form 10-Q should be restated to recognize the excess of fair value over price paid of the Founder Shares sold by the Sponsor to the Anchor Investors as offering costs of the Initial Public Offering, resulting in  additional offering costs allocated to derivative warrant liabilities on its statements of operations and an amount allocated to the carrying value of the Class A ordinary shares, and then immediately included as part of the fair value adjustment in the statement of changes in stockholders’ deficit, as well as the related disclosure of this transaction in the notes to the financial statements.

As a result of the foregoing, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement and determined that these controls for such periods were not effective.

The restatement did not have any impact on its cash position or cash held in the trust account established in connection with the Initial Public Offering.

The following items have been amended as a result of the restatement:

Part I, Item 1, Financial Statements

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4, Controls and Procedures

In accordance with applicable SEC rules, this Amendment No. 1 on Form 10-Q/A includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15.

Refer to Note 2, Restatement of Previously Reported Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of these adjustments to the Company’s unaudited condensed financial statements as of and for the period ended September 30, 2021.

Except as described above, no other information, aside from minor wording changes and immaterial corrections, included in the Original Form 10-Q is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Form 10-Q. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Form 10-Q and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q and with our filings with the SEC subsequent to the Original Form 10-Q.

JATT ACQUISITION CORP

Quarterly Report on Form 10-Q/A

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

JATT ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021

Assets
Current assets:
Cash	$986,647
Due from related party	9,573
Prepaid expenses	531,248
Total current assets	1,527,468
Investments held in Trust Account	139,386,919
Total Assets	$140,914,387

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$29,885
Accrued expenses	103,278
Total current liabilities	133,163
Deferred underwriting commissions	4,010,000
Derivative warrant liabilities	7,686,000
Total Liabilities	11,829,163

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 13,800,000 shares subject to possible redemption at $10.10 per share	139,380,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding	345
Accumulated deficit	(10,295,121)
Total shareholders’ deficit	(10,294,776)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$140,914,387

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Restated – See Note 2)

		Period from
		March 10,
		2021
		(inception)
	Three Months Ended	through
	September 30,	September 30,
	2021	2021
General and administrative expenses	$242,013	$294,193
General and administrative expenses - Related Party	79,850	79,850
Loss from operations	(321,863)	(374,043)
Other income (expenses):
Loss upon issuance of private placement warrants	(1,773,000)	(1,773,000)
Income from investments held in Trust Account	6,919	6,919
Change in fair value of derivative warrant liabilities	8,622,000	8,622,000
Interest Earned	29	29
Offering costs associated with derivative warrant liabilities	(747,015)	(747,015)
Total other income (expenses)	6,108,933	6,108,933

Net income	$5,787,070	$5,734,890

Weighted average number of shares of Class A ordinary shares - basic	11,491,304	5,157,073
Weighted average number of shares of Class A ordinary shares - diluted	11,491,304	5,157,073
Basic net income per share, Class A ordinary shares	$0.39	$0.70
Diluted net income per share, Class A ordinary shares	$0.39	$0.68

Weighted average number of shares of Class B ordinary shares - basic	3,361,957	2,986,829
Weighted average number of shares of Class B ordinary shares - diluted	3,450,000	3,248,049
Basic net income per share, Class B ordinary shares	$0.39	$0.70
Diluted net income per share, Class B ordinary shares	$0.39	$0.68

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended September 30, 2021, and for the period from March 10, 2021 (inception) through

September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 10, 2021(inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,450,000	345	24,655	—	25,000
Net loss	—	—	—	—	—	(33,039)	(33,039)
Balance — March 31, 2021(unaudited)	—	—	3,450,000	345	24,655	(33,039)	(8,039)
Net loss	—	—	—	—	—	(19,141)	(19,141)
Balance — June 30, 2021 (unaudited)	—	—	3,450,000	345	24,655	(52,180)	(27,180)
Deemed capital contribution bv Sponsor (restated)	—	—	—	—	4,738,051	—	4,738,051
Fair value adjustment to Class A ordinary share redemption amount (restated)	—	—	—	—	(4,762,706)	(16,030,011)	(20,792,717)
Net income	—	—	—	—	—	5,787,070	5,787,070
Balance – September 30, 2021(unaudited)	—	$—	3,450,000	$345	$—	$(10,295,121)	$(10,294,776)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(Restated – see Note 2)

For the period from March 10, 2021 (Inception) through September 30, 2021

Cash Flows from Operating Activities:
Net income	$5,734,890
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(8,622,000)
Income on investments held in the Trust Account	(6,919)
Offering costs associated with warrants	747,015
Loss upon issuance of private placement warrants	1,773,000
General and administrative expenses paid by related parties	25,950
Changes in operating assets and liabilities:
Prepaid expenses	(531,248)
Due from related party	(9,573)
Accounts payable	29,885
Accrued expenses	18,278
Net cash used in operating activities	(840,722)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(139,380,000)
Net cash used in investing activities	(139,380,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Repayment of loan to related party	(117,381)
Proceeds received from initial public offering, gross	138,000,000
Proceeds received from private placement	5,910,000
Reimbursement from underwriter	480,000
Offering costs paid	(3,090,250)
Net cash provided by financing activities	141,207,369

Net change in cash	986,647

Cash — beginning of the period	—
Cash — end of the period	$986,647

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	$85,000
Offering costs paid by related party under promissory note	$91,431
Deferred underwriting commissions	$4,010,000
Fair value adjustment to Class A ordinary shares subject to possible redemption	$20,792,717

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

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

The Company’s sponsor is JATT Ventures, L.P., a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on July 13, 2021. On July 16, 2021, the Company consummated its Initial Public Offering of 12,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $120.0 million, and incurring offering costs of approximately $10.5 million (net of reimbursement from underwriter of $480,000), of which approximately $3.4 million was for deferred underwriting commissions (see Note 6), approximately $4.7 million was incentives provided to Anchor Investors (see Note 5) and approximately $685,000 of offering costs allocated to derivate warrant liabilities, respectively. On July 19, 2021, the underwriters fully exercised their option and purchased 1,800,000 additional Units, generating gross proceeds of $18.0 million (the “Over-Allotment”), and incurring offering costs of $990,000, of which $630,000 was for deferred underwriting commissions, and approximately $62,000 was allocated to derivative warrant liabilities.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,370,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $5.4 million (see Note 54). Concurrent with the consummation of the Over-Allotment on July 19, 2021, the Sponsor purchased 540,000 additional Private Placement Warrants, generating proceeds of $540,000 (the “Second Private Placement”).

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

NOTE 2. RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

In preparation of the Company’s audited financial statements as of and for year ended December 31, 2021, the Company determined it should account for the sale and transfer of limited partnership interests in its Sponsor, resulting in an indirect economic interest in the Class B ordinary shares and Private Placement Warrants by the anchor investors (the “Anchor Investors”) at the time of its Initial Public Offering. Previously, the Company did not account for the transaction in the reported unaudited interim financial statements in the Original Form 10-Q. The Company concluded it should restate its previously filed interim financial statements for the quarterly period ended September 30, 2021 to recognize the excess of fair value over price paid of the Founder Shares sold by the Sponsor to the Anchor Investors as offering costs of the Initial Public Offering, resulting in an additional amount of approximately $296,000 being allocated to derivative warrant liabilities as expense and approximately $4.4 million allocated to the carrying value of the Class A ordinary shares, and then immediately included as part of the fair value adjustment to the redemption value.

The following tables contains the unaudited quarterly financial information for the quarterly period ended September 30, 2021 that has been updated to reflect the restatement of the Company’s financial statements. The restatement does not have an impact on the Company’s cash position and investments held in the Trust Account established in connection with the Initial Public Offering. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021. The financial information that has been previously filed or otherwise reported for the quarterly period ended September 30, 2021 is superseded by the information in this Quarterly Report on Form 10Q/A, and the financial statements and related financial information for the quarterly period ended September 30, 2021 contained in such previously filed report should no longer be relied upon.

The impact of the restatement on the financial statements for the quarterly periods ended September 30, 2021 is presented below. There was no impact to the unaudited condensed balance sheet.

	Unaudited Statement of Operations
	As Reported on
	Original Form 10-Q	Adjustment	As Restated
Three Months Ended September 30, 2021:
Other income (expense):
Offering costs associated with derivative warrant liabilities	$(450,887)	$(296,128)	$(747,015)
Total other income (expense)	$6,405,061	$(296,128)	$6,108,933
Net income	$6,083,198	$(296,128)	$5,787,070
Weighted average shares outstanding - Class A ordinary shares, basic and diluted	11,491,304	—	11,491,304
Basic net income per share - Class A ordinary shares	$0.41	$(0.02)	$0.39
Diluted loss per share - Class A ordinary shares	$0.41	$(0.02)	$0.39
Weighted average shares outstanding - Class B ordinary shares	3,361,957	—	3,361,957
Weighted average shares outstanding - Class B ordinary shares	3,450,000	—	3,450,000
Basic diluted net income per share - Class B ordinary shares	$0.41	$(0.02)	$0.39
Diluted net income per share - Class B ordinary shares	$0.41	$(0.02)	$0.39

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

	Unaudited Statement of Operations
	As Reported on
	Original Form 10-Q	Adjustment	As Restated
Period from March 10, 2021 (inception) through September 30, 2021:
Other income (expense):
Offering costs associated with derivative warrant liabilities	$(450,887)	$(296,128)	$(747,015)
Total other income (expense)	$6,405,061	$(296,128)	$6,108,933
Net income	$6,031,018	$(296,128)	$5,734,890
Weighted average shares outstanding - Class A ordinary shares, basic and diluted	5,506,250	(349,177)	5,157,073
Basic net income per share - Class A ordinary shares	$0.69	$0.01	$0.70
Diluted loss per share - Class A ordinary shares	$0.67	$0.01	$0.68
Weighted average shares outstanding - Class B ordinary shares	3,173,438	(186,609)	2,986,829
Weighted average shares oustanding - Class B ordinary shares	3,450,000	(201,951)	3,248,049
Basic diluted net income per share - Class B ordinary shares	$0.69	$0.01	$0.70
Diluted net income per share - Class B ordinary shares	$0.67	$0.01	$0.68

Unaudited Statement of Shareholders’ Deficit for the Three Months Ended September 30, 2021
Balance - June 30, 2021	$(27,179)	$(1)	$(27,180)
Deemed capital contribution by Sponsor	—	4,738,051	4,738,051
Fair value adjustment to Class A ordinary shares subject to possible redemption to redemption amount	(16,350,794)	(4,441,923)	(20,792,717)
Net income	6,083,198	(296,128)	5,787,070
Balance - September 30, 2021	$(10,294,775)	$(1)	$(10,294,776)

Unaudited Statement of Cash Flows for the period from March 10, 2021 (inception) through September 30, 2021
	As Previously
	Reported	Adjustment	As Restated
Fair value adjustment to Class A ordinary shares subject to possible redemption	$16,350,794	$4,441,923	$20,792,717

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2021, and for the period from March 10, 2021 (inception) through September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on July 14, 2021.

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Black-Scholes simulation model, and subsequently measured at their listed trading price since they began to be separately listed and traded beginning in September 2021. The fair value of the Private Placement Warrants was initially and subsequently measured at fair value using a Black-Scholes option pricing model.

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

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 12,810,000 ordinary shares because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 450,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 5). Since the contingency was satisfied as of September 30, 2021, the Company included these shares in the weighted average number as of their issuance date to determine the dilutive impact of these shares. Fair value adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares.

	For the Three Months Ended		For The Period from March 10, 2021
	September 30, 2021		(Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss) - basic	$4,477,198	$1,309,873	$3,631,582	$2,103,308
Allocation of net income (loss) - diluted	4,450,815	1,336,255	3,518,717	2,216,173

Denominator:
Basic and diluted weighted average common shares outstanding	11,491,304	3,361,957	5,157,073	2,986,829
Diluted weighted average common shares outstanding	11,491,304	3,450,000	5,157,073	3,248,049

Basic net income per ordinary share	$0.39	$0.39	$0.70	$0.70
Diluted net income per ordinary share	$0.39	$0.39	$0.68	$0.68

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

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

NOTE 4. INITIAL PUBLIC OFFERING

On July 16, 2021, the Company consummated its Initial Public Offering of 12,000,000 Units, at $10.00 per Unit, generating gross proceeds of $120.0 million, and incurring offering costs of approximately $10.5 million (net of reimbursement from the underwriters of $480,000), of which approximately $3.4 million was for deferred underwriting commissions, approximately $4.7 million was incentives provided to Anchor Investors (see Note 4), and approximately $685,000 and offering costs allocated to derivate warrant liabilities, respectively. On July 19, 2021, the underwriters fully exercised their option and purchased 1,800,000 additional Units, generating gross proceeds of $18.0 million, and incurring offering costs of $990,000, of which $630,000 was for deferred underwriting commissions, and approximately $62,000 was allocated to offering costs associated with the derivative warrant liabilities.

Each Unit consists of one Class A ordinary share and one-half (1/2) of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. RELATED PARTY TRANSACTIONS

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

In connection with the closing of the Initial Public Offering and sale of Units to the Anchor Investors, in exchange for the Anchor Investors’ participation in the Initial Public Offering, the Sponsor sold in a private placement and transferred limited partnership interests in the Sponsor that, in aggregate, allocated to the Anchor Investors an indirect economic interest in 917,365 Founder Shares and 2,490,500 Private Placement Warrants. The Anchor Investors paid approximately $2.5 million in total for the Sponsor limited partnership interests, resulting in each Anchor Investor effectively paying $1.00 per Private Placement Warrant and approximately $0.008 per Founder Share. The Company determined that the aggregate fair value of the Sponsor limited partnership interests sold to the Anchor Investors was approximately $7.2 million. To estimate the fair value of Sponsor limited partnership interests, management considered the probability and timing of IPO completion, business combination completion, and an appropriate discount for lack of marketability, all Level 3 inputs under ASC 820. The excess of the fair value of the Sponsor limited partnership interests issued to the Anchor Investors over the aggregate consideration paid for such interests was considered to be an offering cost of the Company’s Initial Public Offering, in accordance with Staff Accounting Bulletin Topic 5A, and an additional contribution to the Company from the Sponsor for the same amount.

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,370,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $5.4 million. Concurrent with the consummation of the Over-Allotment on July 19, 2021, the Sponsor purchased 540,000 additional Private Placement Warrants, generating proceeds of $540,000. The Anchor Investors purchased limited partnership interests in the Sponsor, which allocated to them an indirect economic interest in 2,490,500 of the warrants in the Private Placement and the Second Private Placement.

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

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

Pursuant to the Forward Purchase Agreements, the Company shall issue and sell to the Purchasers, and the Purchasers shall purchase from the Company, an aggregate of 7,500,000 forward purchase shares, or “Forward Purchase Shares”, for a purchase price of $10.00 per Forward Purchase Share, or $75.0 million in the aggregate. Each Forward Purchase Share will consist of one Class A ordinary share of the Company. The Class A ordinary shares will have the same terms as the Company’s publicly traded Class A ordinary shares but will be restricted securities and not be freely tradable until registered with the SEC.

In January 2022, the Forward Purchase Agreements were amended (“Amended Forward Purchase Agreements”) to: i) reduce the number of forward purchase shares from an aggregate of 7,500,000 to 3,000,000 and from a total $75.0 million in the aggregate to $30.0 million in the aggregate; and ii) to add a requirement for the Purchasers to provide a binding redemption backstop (the “Redemption Backstop”) to purchase an additional $15.0 million of the redeeming shares in the event that redemptions are greater than 90% in connection with a Business Combination (the “Excess Redemptions”); and iii) to add a requirement that at the time of entering into a binding agreement for the Business Combination, the Purchasers will directly provide the target merger company (Target”) with bridge financing of $30.0 million evidenced by a convertible promissory note (“Convertible Note”) which shall be convertible into the Company’s Class A ordinary shares at the closing of the Business Combination.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

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

In connection with the consummation of the Over-Allotment on July 19, 2021, the underwriter was paid an additional fee of $360,000 and an additional amount of approximately $630,000 is payable as deferred underwriting commissions.

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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

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

Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Warrants	(8,625,000)
Class A ordinary share issuance costs, net of reimbursement from underwriter	(10,787,717)
Plus:
Fair value adjustment of carrying value to redemption value	20,792,717
Class A ordinary shares subject to possible redemption	$139,380,000

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 13,800,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and classified outside permanent equity in the accompanying condensed balance sheet. See Note 7.

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

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

NOTE 9. DERIVATIVE WARRANT LIABILITIES

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

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

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

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

The fair value of the Public Warrants as of September 30, 2021, was measured utilizing the Level 1 input of the observable listed trading price for such warrants. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using Monte Carlo simulation model and a Black-Scholes option pricing model. The fair value of the Private Placement Warrants continues to be measured using a Black-Scholes option pricing model. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs used to estimate fair value of the warrants at their measurement dates:

	At initial issuance	As of September 30, 2021
Exercise price	$11.50	$11.50
Stock price	$9.34	$9.86
Volatility	23.0%	11.2%
Term (years)	5	5
Risk-free rate	0.07% - 1.10%	1.28%
Probability of completing a business combination	95.0%	95.0%
Dividend yield	0.0%	0.0%

JATT ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Other than the amendment to Forward Purchase Agreements disclosed in Note 5, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Our Sponsor is JATT Ventures, L.P., a Cayman Islands exempted limited partnership. The registration statement for our Initial Public Offering was declared effective on July 13, 2021. On July 16, 2021, we consummated the Initial Public Offering of 12,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $120.0 million, and incurring offering costs of approximately $10.5 million (net of reimbursement from underwriter of $480,000), of which approximately $3.4 million was for deferred underwriting commissions, approximately $4.7 million was for incentives provided to Anchor Investors by the Sponsor, and approximately $685,000 were for offering costs allocated to derivative warrant liabilities. On July 19, 2021, the underwriters fully exercised their option and purchased 1,800,000 additional Units, generating gross proceeds of $18.0 million (the “Over-Allotment”), and incurring offering costs of $990,000, of which $630,000 was for deferred underwriting commissions, and approximately $62,000 was allocated to derivative warrant liabilities.

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

For the three months ended September 30, 2021, we had net income of approximately $5.8 million which consisted of an approximately $8.6 million gain from the change in fair value of derivative warrant liabilities and income from investments held in the Trust Account of approximately $7,000, partially offset by approximately $242,000 in general and administrative expense, approximately $80,000 of general and administrative related party expenses, approximately $747,000 of offering costs associated with derivative warrant liabilities, and loss upon issuance of private placement warrants of $1.8 million.

For the period from March 10, 2021 (inception) through September 30, 2021, we had net income of approximately $5.7 million which consisted of an approximately $8.6 million gain from the change in fair value of derivative warrant liabilities and income from investments held in the Trust Account of approximately $7,000, partially offset by approximately $294,000 in general and administrative expense, approximately $80,000 of general and administrative related party expenses, approximately $747,000 of offering costs associated with derivative warrant liabilities, and loss upon issuance of private placement warrants of $1.8 million.

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

In connection with the consummation of the Over-Allotment on July 19, 2021, the underwriter was paid an additional fee of $360,000 and an additional amount of approximately $630,000 is payable in deferred underwriting commissions.

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

An affiliate of our Sponsor and CFO provides office space and consulting services to us. For the three months ended September 30, 2021, and for the period from March 10, 2021 (inception) through September 30, 2021, the Company incurred fees of $55,000, included as general and administrative fees – related party on the condensed statement of operations. There is no balance due for these services as of September 30, 2021.

Forward Purchase Agreements

On August 5, 2021, we entered into Forward Purchase Agreements with certain of our Anchor Investors, Athanor Master Fund LP (“AMF”) and with Athanor International Master Fund, LP (“AIF”) (collectively the “Forward Purchase Agreements”, and collectively, “AMF and AIF are “Purchasers”).

Pursuant to the Forward Purchase Agreements, we were to issue and sell to the Purchasers, and the Purchasers were to purchase from us, an aggregate of 7,500,000 forward purchase shares, or “Forward Purchase Shares”, for a purchase price of $10.00 per Forward Purchase Share, or $75.0 million in the aggregate. Each Forward Purchase Share will consist of one Class A ordinary share of the Company. The Class A ordinary shares would have the same terms as the Company’s publicly traded Class A ordinary shares but will be restricted securities and not be freely tradable until registered with the Securities and Exchange Commission (SEC”).

In January 2022, we amended the Forward Purchase Agreements (“Amended Forward Purchase Agreements”) to: 1) reduce the number of forward purchase shares from an aggregate of 7,500,000 to 3,000,000 and from a total $75.0 million in the aggregate to $30.0 million in the aggregate; and 2) to add a requirement for the Purchasers to provide a binding redemption backstop (the “Redemption Backstop”) to purchase an additional $15 million of the redeeming shares in the event that redemptions are greater than 90% in connection with a Business Combination (the “Excess Redemptions”); and 3) to add a requirement that at the time of entering into a binding agreement for the Business Combination, the Purchasers will directly provide the target merger company (Target”) with bridge financing of $30.0 million evidenced by a convertible promissory note (“Convertible Note”) which shall be convertible into the our

Class A ordinary shares at the closing of the Business Combination. For more information, the full text of the Amended Forward Purchase Agreements are included as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 filed on April 11, 2022.

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

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 12,810,000 ordinary shares because their exercise is contingent upon future events and. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 450,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 5). Since the contingency was satisfied as of September 30, 2021, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Fair value adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the fair value adjustment from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over accounting for complex financial instruments. As such there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, and in light of recent comment letters issued by the SEC to several special purpose acquisition companies, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness has resulted in the misstatement of the Company’s balance sheet as of July 16, 2021, which was included in Form 8-K filed with the Securities and Exchange Commission on July 22, 2021 and the restatement of the Company’s interim financial statements and notes for the quarterly period ended September 30, 2021.

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Non-Reliance on Previously Issued Financial Statements or Related Audit Report or Completed Interim Report.

As described in Note 3 above, in light of recent comment letters issued by the SEC to several special purpose acquisition companies, the Company’s management concluded it should restate its financial statement to classify all of its Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable ordinary shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

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

JATT ACQUISITION CORP

Date: April 22, 2022	By:	/s/ Someit Sidhu
	Name:	Someit Sidhu
	Title:	Chief Executive Officer
(Principal Executive Officer)