Form 10-Q
period 2022-03-31
JATT Acquisition Corp
filed 2022-05-13
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2022

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

As of May 13, 2022, there were 13,800,000 shares of the Company’s Class A ordinary shares, par value $0.0001 per share, and 3,450,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

JATT ACQUISITION CORP

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	2
	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and the period from March 10, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022 and the period from March 10, 2021 (inception) through March 31, 2021	4
	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and the period from March 10, 2021 (inception) through March 31, 2021	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
SIGNATURES

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

JATT ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash	$514,604	$729,223
Due from related party	5,144	—
Prepaid expenses	317,203	422,894
Total current assets	836,951	1,152,117
Investments held in Trust Account	139,415,353	139,399,054
Total Assets	$140,252,304	$140,551,171

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$194,292	$69,855
Accrued expenses	175,147	199,565
Due to related party	—	2,872
Total current liabilities	369,439	272,292
Deferred underwriting commissions	4,010,000	4,010,000
Derivative warrant liabilities	5,526,030	6,069,900
Total Liabilities	9,905,469	10,352,192

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption; 13,800,000 shares subject to possible redemption at $10.10 per share	139,380,000	139,380,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding at March 31, 2022 and December 31, 2022	345	345
Accumulated deficit	(9,033,510)	(9,181,366)
Total shareholders’ deficit	(9,033,165)	(9,181,021)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$140,252,304	$140,551,171

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		Period from
		March 10,
		2021
		(inception)
	For the Three Months Ended	through
	March 31,	March 31,
	2022	2021
General and administrative expenses	$322,327	$33,039
General and administrative expenses - related party	90,000	—
Loss from operations	(412,327)	(33,039)
Other income (expenses):
Loss upon issuance of private placement warrants	—	—
Income from investments held in Trust Account	16,299	—
Change in fair value of derivative warrant liabilities	543,870	—
Interest Earned	14	—
Offering costs associated with derivative warrant liabilities	—	—
Total other income (expenses)	560,183	—

Net Income (Loss)	$147,856	$(33,039)

Weighted average number of shares of Class A ordinary shares - basic and diluted	13,800,000	1,363,636
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.01	$(0.02)

Weighted average number of shares of Class B ordinary shares - basic and diluted	3,450,000	—
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.01	$—
(1)This number excludes up to 450,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriter fully exercised its over-allotment option on July 19, 2021; therefore, 450,000 Founder Shares were no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	3,450,000	$345	$—	$(9,181,366)	$(9,181,021)
Net income						147,856	147,856
Balance – March 31, 2022	—	$—	3,450,000	$345	$—	$(9,033,510)	$(9,033,165)

For the period from March 10, 2021 (inception) through March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	3,450,000	345	24,655	—	25,000
Net loss	—	—	—	—	—	(33,039)	(33,039)
Balance — March 31, 2021	—	$—	3,450,000	$345	$24,655	$(33,039)	$(8,039)
(1)This number includes up to 450,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriter fully exercised its over-allotment option on July 19, 2021; therefore, 450,000 Founder Shares were no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		Period From
		March 10, 2021
	For the Three Months	(Inception)
	Ended March	through
	31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net loss	$147,856	$(33,039)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(543,870)	—
Income on investments held in the Trust Account	(16,299)	—
General and administrative expenses paid by related parties	(8,016)	50,000
Changes in operating assets and liabilities:
Prepaid expenses	105,691	—
Accounts payable	124,437	3,089
Accrued expenses	(24,418)	4,925
Net cash used in operating activities	(214,619)	24,975

Net change in cash	(214,619)	—

Cash — beginning of the period	729,223
Cash — end of the period	$514,604	$—

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	—	45,600
Offering costs paid by related party under promissory note	—	25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

JATT ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from March 10, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 11, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 11, 2022.

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $515,000 in its operating bank account and working capital of approximately $468,000.

The Company’s liquidity needs through March 31, 2022, were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and a loan from its Sponsor of approximately $117,000 under the Note (as defined in Note 4). The Company repaid the Note in full on July 21, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022, there were no Working Capital Loans outstanding.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any investments held in Trust Account. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust

Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” (“ASC 820”), equal or approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that re either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instrument in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation and a Black Scholes option pricing model, respectively.  The fair value of the Private Placement Warrants continues to be measured using a Black-Scholes option pricing model. The fair value of the Public Warrants are subsequently measured at their listed trading price since they began to be separately listed and traded beginning in September 2021. Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of March 31, 2022 and December 31, 2021, 13,800,000 shares of Class A ordinary shares are subject to possible redemption and are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 12,810,000 ordinary shares because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 450,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters in the period from March 10, 2021 (inception) through March 31, 2021 (see Note 4). Since the contingency was satisfied as of January 1, 2022, the Company included these shares in the weighted average number as of the beginning of the three month period ended March 31, 2022 to determine the dilutive impact of these shares. The fair value adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares.

	For the Period Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income (loss) - basic and diluted	$118,285	$29,571

Denominator:
Basic and diluted weighted average ordinary shares outstanding	13,800,000	3,450,000

Basic and diluted net income per ordinary share	$0.01	$0.01

	Period from March 10, 2021
	(inception) through March 31, 2021
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income (loss) - basic and diluted	$—	$(33,039)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	1,363,636

Basic and diluted net income per ordinary share	$—	$(0.02)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

In connection with the closing of the IPO and sale of Units to the Anchor Investors, in exchange for the Anchor Investors’ participation in the Initial Public Offering, the Sponsor sold and transferred membership interests in the Sponsor that, in aggregate, represent an indirect economic interest in 917,365 Founder Shares and 2,490,500 Private Placement Warrants. The Anchor Investors paid approximately $2.5 million in total for the Sponsor membership interests, resulting in each Anchor Investor effectively paying $1.00 per Private Placement Warrant and approximately $0.008 per Founder Share. The Company determined that the aggregate fair value of the Sponsor membership interests sold to the Anchor Investors was approximately $7.2 million. To estimate the fair value of Sponsor membership interests, management considered the probability and timing of IPO completion, business combination completion, and an appropriate discount for lack of marketability, all Level 3 inputs under ASC 820. The excess of the fair value of the Sponsor membership interests issued to the Anchor Investors over the aggregate consideration paid for such interests was considered to be an offering cost of the Company’s Initial Public Offering, in accordance with Staff Accounting Bulletin Topic 5A, and a deemed dividend to the Company from the Sponsor for the same amount.

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

Related Party Loans

On March 22, 2021, the Sponsor agreed to loan the Company up to $200,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the closing date of the Initial Public Offering. As of June 30, 2021, the Company borrowed approximately $117,000 under the Note. The Company repaid the Note in full on July 21, 2021. As of March 31, 2022, there was no balance outstanding.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post

Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Support Agreement and Services

The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on July 14, 2021, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred such fees of $30,000, included as general and administrative fees – related party on the condensed statements of operations. As of March 31, 2022 and December 31, 2021, $30,000 and $0, respectively, has been accrued for such services and is included as due from related party on the accompanying condensed balance sheets.

An affiliate of the Company’s Sponsor and CFO provides office space and consulting fees to the Company. For the three months ended March 31, 2022, the Company incurred fees of approximately $60,000 for these services, which are included as general and administrative fees – related party on the condensed statements of operations. No such fees were incurred in the period from March 10 (inception) through March 31, 2021. As of March 31, 2022, approximately $5,000 was due from the related party.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 13,800,000 shares of Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Warrants	(8,625,000)
Class A ordinary share issuance costs, net of reimbursement from underwriter	(10,787,717)
Plus:
Fair value adjustment of carrying value of Class A ordinary shares to redemption value	20,792,717
Class A ordinary shares subject to possible redemption	$139,380,000

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 13,800,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and classified outside permanent equity in the accompanying condensed balance sheets. See Note 6.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On March 23, 2021, the Company issued 4,312,500 Class B ordinary shares to the Sponsor. On June 14, 2021, the Sponsor effected a surrender of 862,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 4,312,500 to 3,450,000. All shares and share amounts have been retroactively adjusted. The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 450,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on July 19, 2021; therefore, these 450,000 Founder Shares were no longer subject to forfeiture. As of March 31, 2022 and December 31, 2021, there were 3,450,000 Class B ordinary share issued and outstanding.

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, the Company had an aggregate of 12,810,000 warrants outstanding, comprised of 6,900,000 and 5,910,000 Public Warrants and Private Placement Warrants, respectively. The Company accounts for the warrants as derivative warrant liabilities in accordance with the guidance contained in ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and the existence of the potential for net cash settlement for the warrant holders (but not all shareholders) in the event of a tender offer.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

March 31, 2022
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$139,415,353	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$2,967,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$2,559,030

December 31, 2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$139,399,054	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$3,174,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$2,895,900

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in September 2021.

Level 1 instruments include investments in U.S Treasury securities or money market funds that invest in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants as of March 31, 2022 and December 31, 2021, was measured utilizing the Level 1 input of the observable listed trading price for such warrants. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation and a Black Scholes option pricing model, respectively. The fair value of the Private Placement Warrants continues to be measured using a Black-Scholes option pricing model. Inherent in a Monte Carlo simulation and a Black Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs used to estimate fair value of the warrants at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.91	$9.87
Volatility	6.2%	9.5%
Term (years)	0.29	0.54
Risk-free rate	2.52%	1.43%
Dividend yield	0.0%	0.0%

The change in the fair value of warrants measured with Level 3 inputs for the period from January 1, 2022 through March 31, 2022, is summarized as follows. No warrants were outstanding for the period from March 10, 2021 (inception) through March 31, 2021.

Derivative warrant liabilities at December 31, 2021 - Level 3	$2,895,900
Change in fair value of derivative warrant liabilities	(336,870)
Derivative warrant liabilities at March 31, 2022 - Level 3	$2,559,030

NOTE 10. SUBSEQUENT EVENTS

On May 11, 2022, an affiliate of the Sponsor agreed to loan the Company up to $300,000 to cover ongoing expenses of the Company pursuant to a promissory note. The promissory note does not bear interest and will mature upon closing of an initial Business Combination. In the event that a Business Combination does not close prior to January 13, 2023, the promissory note shall be deemed to be terminated and no amounts will thereafter be due under the promissory note. The principal balance may not be prepaid without the consent of the lender. The promissory note is convertible, at the lender’s discretion, into warrants of the Company at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The promissory note contains customary events of default, including, among others, those relating to the Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the sponsor.

The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “JATT Acquisition Corp,” “our,” “us” or “we” refer to JATT Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $515,000 in its operating bank account and working capital of approximately $468,000.

Our liquidity needs through March 31, 2022, were satisfied through the cash contribution of $25,000 from our Sponsor to purchase our Class B ordinary shares (“Founder Shares”), and a loan from our Sponsor of approximately $117,000 under a promissory note ( the “Note”). We repaid the Note in full on July 21, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans. As of December 31, 2021, there were no working capital loans outstanding.

Based on the Company’s mandatory liquidation date and the Company’s expected future cash flow needs, management has determined that the existing amount of working capital raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 16, 2023.

Results of Operations

Our entire activity since inception up to March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended March 31, 2022, we had a net income of approximately $148,000, which consisted of non-operating income of approximately $544,000 resulting from changes in fair value of derivative warrant liabilities and approximately $16,000 of income from investments held in the trust account, partially offset by approximately $322,000 of general and administrative expenses and approximately $90,000 of general and administrative expenses – related party.

For the period from March 10, 2021 (inception) through March 31, 2021, we had net loss of approximately $33,000, which consisted entirely of general and administrative expenses.

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2022. We did not participate intransactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Support Agreement and Services

We agreed to pay our Sponsor a total of $10,000 per month, commencing on July 14, 2021, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2022, we incurred such fees of $30,000, included as general and administrative fees – related party on the condensed statements of operations. As of March 31, 2022 and December 31, 2021, $30,000 and $0, respectively, has been accrued for such services and is included as due from related party on the accompanying condensed balance sheets.

An affiliate of our Sponsor and CFO provides office space and consulting fees to us. For the three months ended March 31, 2022, we incurred fees of approximately $98,000 for these services, which are included as general and administrative fees – related party on the condensed statements of operations. No such fees were incurred in the period from March 10 (inception) through March 31, 2021.

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

In January 2022, we amended the Forward Purchase Agreements (“Amended Forward Purchase Agreements”) to: 1) reduce the number of forward purchase shares from an aggregate of 7,500,000 to 3,000,000 and from a total $75,000,000 in the aggregate to $30,000,000 in the aggregate; and 2) to add a requirement for the Purchasers to provide a binding redemption backstop (the “Redemption Backstop”) to purchase an additional $15 million of redeeming shareholders in the event that redemptions are greater than 90% in connection with a Business Combination (the “Excess Redemptions”); and 3) to add a requirement that at the time of entering into a binding agreement for the Business Combination, the Purchasers will directly provide the target merger company (Target”) with bridge financing of $30 million evidenced by a convertible promissory note (“Convertible Note”) which shall be convertible into the our Class A ordinary shares at the closing of the Business Combination. For more information, the full text of the Amended Forward Purchase Agreements are included as Exhibit 10.1 to our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on April 11, 2022.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 11, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final Prospectus dated July 13, 2021 filed with the SEC on July 14, 2021 and Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on April 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final Prospectus and Annual Report on Form 10-K, except as set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended March 31, 2022

Use of Proceeds

On July 13, 2021, the Company consummated the Initial Public Offering of 12,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $120,000,000. Raymond James & Associates, Inc. acted as the sole book-running manager of the Public Offering. The securities in the offering were registered under the Securities Act on the Registration Statement on Form S-1 (File No. 333-257120) (the “Registration Statement”). The Securities and Exchange Commission declared the Registration Statement effective on July 13, 2021. Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 5,370,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $5.4 million.

As of July 16, 2021, a total of $121,200,000 ($10.10 per Unit) of the net proceeds from the Initial Public Offering and a portion of the proceeds from the Private Placement Warrants (as defined above) were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”).

We paid a total offering costs of approximately $5.8 million (net of reimbursement from underwriter of $480,000), of which approximately $3.4 million and approximately $331,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively.

On July 19, 2021, the underwriters fully exercised their option and purchased 1,800,000 additional Units, generating gross proceeds of $18.0 million (the “Over-Allotment”), and incurring offering costs of $990,000, of which $630,000 was for deferred underwriting commissions.

Following the closing of the Over-Allotment, an additional $18,180,000 of the net proceeds ($10.10 per Unit) was placed in the Trust Account, resulting in $139,380,000 ($10.10 per Unit) held in the Trust Account established in connection with the Public Offering. We intend to use the net proceeds from the Initial Public Offering to consummate a Business Combination.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1*	Working Capital Promissory Note dated May 11, 2022
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBLR Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

JATT ACQUISITION CORP

Date: May 13, 2022	By:	/s/ Someit Sidhu
	Name:	Someit Sidhu
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Verender S. Badial
Name:	Verender S. Badial
Title:	Chief Financial Officer
(Principal Accounting Officer)