Form 10-Q
period 2022-06-30
JATT Acquisition Corp
filed 2022-08-12
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

JATT Acquisition Corp
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-40598	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

, Cayman Islands
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

As of August xx, 2022, there were 13,800,000 shares of the Company’s Class A ordinary shares, par value $0.0001 per share, and 3,450,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

JATT ACQUISITION CORP

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	2
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and the Period From March 10, 2021 (Inception) Through June 30, 2021	3
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and the Period From March 10, 2021 (Inception) Through June 30, 2021	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and the Period From March 10, 2021 (Inception) Through June 30, 2021	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
SIGNATURES		35

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

JATT ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash	$220,735	$729,223
Prepaid expenses	215,863	422,894
Total current assets	436,598	1,152,117
Investments held in Trust Account	139,596,566	139,399,054
Total Assets	$140,033,164	$140,551,171

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$30,000	$69,855
Accounts payable - related party	102,893	2,872
Accrued expenses	728,949	199,565
Note Payable - related party	179,006	—
Total current liabilities	1,040,848	272,292
Deferred underwriting commissions	4,010,000	4,010,000
Derivative warrant liabilities	2,364,900	6,069,900
Total Liabilities	7,415,748	10,352,192

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption; 13,800,000 shares subject to possible redemption at $10.11 and $10.10 per share aso of June 30, 2022 and December 31, 2021, respectively	139,496,566	139,380,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding at June 30, 2022 and December 31, 2022	345	345
Accumulated deficit	(6,879,495)	(9,181,366)
Total shareholders’ deficit	(6,879,150)	(9,181,021)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$140,033,164	$140,551,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				For the Period from
				March 10,
				2021
				(inception)
	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	through
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
General and administrative expenses	$873,804	$19,141	$1,196,131	$52,180
General and administrative expenses - related party	198,000	—	288,000	—
Loss from operations	(1,071,804)	(19,141)	(1,484,131)	(52,180)
Other income:
Income from investments held in Trust Account	181,213	—	197,512	—
Change in fair value of derivative warrant liabilities	3,161,130	—	3,705,000	—
Interest income on operating account	42	—	56	—
Total other income	3,342,385	—	3,902,568	—
	—	(19,141)	—	—
Net Income (Loss)	$2,270,581	$(19,141)	$2,418,437	$(52,180)

Weighted average number of shares of Class A ordinary shares - basic and diluted	13,800,000	—	13,800,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.13	$—	$0.14	—

Weighted average number of shares of Class B ordinary shares - basic and diluted(1)	3,450,000	3,000,000	3,450,000	2,681,416
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.13	$(0.01)	$0.14	$(0.02)
(1)	This number excludes up to 450,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriter fully exercised its over-allotment option on July 19, 2021; therefore, 450,000 Founder Shares were no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three and six months ended June 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	3,450,000	$345	$—	$(9,181,366)	$(9,181,021)
Net income	—	—	—	—	—	147,856	147,856
Balance - March 31, 2022 (unaudited)	—	—	3,450,000	345	—	(9,033,510)	(9,033,165)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(116,566)	(116,566)
Net income	—	—	—	—	—	2,270,581	2,270,581
Balance – June 30, 2022 (unaudited)	—	$—	3,450,000	$345	$—	$(6,879,495)	$(6,879,150)

For the three months ended June 30, 2021 and for the period from March 10, 2021 (inception) through June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	3,450,000	345	24,655	—	25,000
Net loss	—	—	—	—	—	(33,039)	(33,039)
Balance - March 31, 2021 (unaudited)	—	—	3,450,000	345	24,655	(33,039)	(8,039)
Net loss	—	—	—	—	—	(19,141)	(19,141)
Balance – June 30, 2021 (unaudited)	—	$—	3,450,000	$345	$24,655	$(52,180)	$(27,180)
(1)	This number includes up to 450,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriter fully exercised its over-allotment option on July 19, 2021; therefore, 450,000 Founder Shares were no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For The Period From
		March 10, 2021
	For the Six Months	(Inception)
	Ended June	through
	30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,418,437	$(52,180)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,705,000)	—
Income from investments held in the Trust Account	(197,512)	—
General and administrative expenses paid by related parties	—	50,950
Changes in operating assets and liabilities:
Prepaid expenses	207,031	—
Accounts payable	(39,855)	23,258
Accounts payable - related party	100,021	—
Accrued expenses	529,384	2,948
Net cash provided by (used in) operating activities	(687,494)	24,976

Cash Flows from Financing Activities:
Proceeds received from note payable	179,006	—
Net cash provided by financing activities	179,006	—

Net change in cash	(508,488)	24,976

Cash — beginning of the period	729,223	—
Cash — end of the period	$220,735	$24,976

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	—	48,350
Offering costs paid by related party under promissory note	—	91,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from March 10, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination

On June 16, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), among the Company, JATT Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub”), JATT Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub 2”), Zura Bio Holdings Ltd, a Cayman Islands exempted company (the “Holdco”) (to become a party before Closing, as described below) and Zura Bio Limited, a limited company incorporated under the laws of England and Wales (the “Company” or “Zura”).

Before the closing of the Business Combination (as defined below) (the “Closing” and the date on which the Closing actually occurs, the “Closing Date”) , Holdco will be established as a new holding company of Zura and will become a party to the Business Combination Agreement; and on the Closing, in sequential order: (i) Merger Sub will merge with and into Holdco, with Holdco continuing as the surviving company and a wholly owned subsidiary of the Company (the “Merger”); (ii) immediately following the Merger, Holdco will merge with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving company and a wholly owned subsidiary of the Company (the “Subsequent Merger”); and (iii) JATT will change its name to “Zura Bio Limited”.

On the Closing Date, (i) an FPA Investment (as defined below) in the amount of $30 million will be consummated immediately prior to the completion of the Merger or otherwise in accordance with the terms thereof, and (ii) the PIPE Investment (as defined below) in the amount of $20 million shall be consummated immediately prior to the completion of the Merger and Subsequent Merger. An additional FPA Investment of $15 million will be made at the same time in the event that the Company’s public share redemptions in connection with the Merger are greater than 90%. The FPA Investments, the PIPE Investment, the Merger, the Subsequent Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.”

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, in connection with the Merger and the Subsequent Merger, at the Closing, (i) each of the Company’s Units will (to the extent not already separated) be automatically separated and the holder thereof will be deemed to hold one Class A Ordinary Share of the Company and one-half of a Public Warrant; (ii)  in consideration for the Merger, the Company will issue to holders of Holdco’s issued and outstanding shares immediately prior to the Effective Time (as defined in the Business Combination Agreement) an aggregate of 16,500,000 of the Company’s Class A Shares

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(less any set aside for the satisfaction of options to acquire the Company’s Class A Shares for which outstanding options to acquire Holdco shares will be exchanged on Closing); and (iii) pursuant to the terms and conditions of the Company’s existing amended and restated memorandum and articles of association, all of the Company’s then-outstanding Class B Ordinary Shares will be automatically converted into the Company’s Class A Shares on a one-for-one basis.

The Business Combination Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) obtaining required approvals of the Business Combination and related matters by the respective shareholders of the Company and Zura, (ii) the effectiveness of the registration statement on Form S-4 to be filed by the Company in connection with the Business Combination, (iii) receipt of approval for listing on NYSE the Class A Shares to be issued in connection with the Merger, (iv) that the Company will have at least $5,000,001 of net tangible assets upon the Closing, (v) the absence of any injunctions enjoining or prohibiting the consummation of the Business Combination, and (vi) as of immediately prior to the Closing, the amount of cash and cash equivalents held by the Company without restriction outside of the Trust Account (as defined in the Business Combination Agreement) (other than any amounts received pursuant to any working capital or indebtedness (other than any indebtedness constituting the Company’s transaction expenses)) and any interest earned on the amount of cash held inside the Trust Account, must be equal to or greater than $65,000,000.

The Business Combination Agreement contains customary representations and warranties of the parties thereto, which representations and warranties of the respective parties to the Business Combination Agreement will not survive the Closing. The Business Combination Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Merger and efforts to satisfy conditions to consummation of the Merger. The Business Combination Agreement also contains additional covenants of the parties, including, among others, covenants providing for the Company and Zura to use reasonable best efforts to cooperate in the preparation of the Proxy/Registration Statement (as defined in the Business Combination Agreement) required to be filed in connection with the Merger and to seek all requisite approvals of their respective shareholders including, in the case of the Company, approvals of the amended and restated memorandum and articles of association, the share issuance under NYSE rules and the LTIP (as defined below). The Company has also agreed to include in the Proxy/Registration Statement the recommendation of its board of directors that its shareholders approve all of the proposals to be presented at its special meeting.

The Company has agreed to approve and adopt an incentive equity plan (the “LTIP”) to be effective as of the Closing and in a form mutually acceptable to the Company and Zura. The LTIP shall provide for an initial aggregate share reserve up to 10.00% of the number of shares of the Company’s Class A Shares on a fully diluted basis immediately after the Closing.

The Business Combination Agreement may be terminated at any time prior to the Closing (i) by written consent of the Company and Zura, (ii) by Zura or the Company, if certain approvals of the shareholders of the Company, to the extent required under the Business Combination Agreement, are not obtained as set forth therein, (iii) by the Company, if certain approvals of the shareholders of Holdco, to the extent required under the Business Combination Agreement, are not obtained and (iv) by either the Company or Zura in certain other circumstances set forth in the Business Combination Agreement, including (a) if any Law or non-appealable Order (each as defined in the Business Combination Agreement) makes consummation of the Business Combination illegal or otherwise prevents it, (b) in the event of certain uncured breaches by the other party, and (c) if the Closing has not occurred on or before November 15, 2022.

Certain Related Agreements

PIPE Subscription Agreement. Concurrently with the execution of the Business Combination Agreement, one accredited investor (the “PIPE Investor”) entered into a subscription agreement with the Company (the “PIPE Subscription Agreement”) pursuant to which the PIPE Investor has committed to purchase 2,000,000 shares of the Company‘s Class A Shares (the “PIPE Shares”) at a purchase price per share of $10.00 and an aggregate purchase price of $20,000,000 (the “PIPE Investment”). The obligations to consummate the transactions contemplated by the Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement.

In connection with the PIPE Investment, the Company will grant the PIPE Investor certain customary registration rights. The PIPE Shares have not been registered under the Securities Act and will be issued in reliance on the availability of an exemption from such registration. Additionally, depending upon the amount of redemptions by the public shareholders at the time of Closing the Business Combination Agreement, the PIPE Investor will be entitled to receive up to 1,654,800 of the Forfeited Private Placement Warrants (as described below).

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Forward Purchase Agreement. On August 5, 2021, as amended on January 27, 2022, two accredited investors (the “FPA Investors”) entered into a Forward Purchase Agreement with the Company (the “Forward Purchase Agreement”) pursuant to which the FPA Investors have committed, on or shortly before Closing, to (i) purchase 3,000,000 of the Company’s Class A Shares (the “FPA Shares”) at a purchase price per share of $10.00 and an aggregate purchase price of $30,000,000 (the “FPA Investment”) and (ii) provide a binding redemption backstop to purchase an additional $15,000,000 of the Company’s Class A Shares from redeeming public shareholders in the event that the Company’s public share redemptions are greater than 90% in connection with the Merger (the “FPA Investments”). The FPA shares have not been registered under the Securities Act, and will be issued in reliance on the availability of an exemption from such registration.

Sponsor Support Agreement. Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor, certain other holders of the Company’s Class B Shares (the “Other Class B Shareholders”) and Zura entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor and such Other Class B Shareholders agreed to, among other things, (i) vote all of their ordinary shares and preferred shares of the Company which they hold or have power to vote or (including any acquired in future) in favor of the Business Combination Agreement and the transactions contemplated thereby and (ii)  be bound by certain transfer restrictions with respect to their shares of the Company, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

Company Support Agreement. Contemporaneously with the execution of the Business Combination Agreement, the Company, Zura and certain shareholders of Zura entered into a company support agreement (the “Company Support Agreement”), pursuant to which, among other things, such holders agreed to (i) vote all of their shares of Zura in favor of, and otherwise support, the Business Combination, on the terms and subject to the conditions of the Company Support Agreement and (ii) deliver a duly executed copy of the Amended and Restated Registration Rights Agreement at the Closing.

Sponsor Forfeiture Agreement. Contemporaneously with the execution of the Business Combination Agreement, the Sponsor entered into a sponsor forfeiture agreement (the “Sponsor Forfeiture Agreement”) with the Company and Zura, pursuant to which, contingent upon the percentage of public shareholders who elect to redeem their shares at Closing, the Sponsor agreed to forfeit up to 4,137,000 of its Private Placement Warrants acquired by the Sponsor in July 2021, concurrent with the Initial Public Offering. At the Closing, the Forfeited Private Placement Warrants shall be transferred from the Sponsor to the FPA Investors and the PIPE Investor on a pro rata basis in accordance with such FPA Investors’ and PIPE Investor’s total invested capital.

Registration Rights Agreement. In connection with the Closing, Zura, the Company and certain shareholders of each of Zura and the Company who will receive shares of the Company’s Class A Shares pursuant to the Business Combination Agreement, will enter into an amended and restated registration and shareholders rights agreement (the “Registration Rights Agreement”) in a form agreed to by the Company and Zura, which will become effective upon the consummation of the Merger.

Lock-up Agreement. Contemporaneously with the execution of the Business Combination Agreement, the Company, the Sponsor, certain affiliates of the Sponsor and the Zura shareholders and optionholders, entered into a lock-up agreement (the “Lock-Up Agreement”), to take effect at Closing, containing restrictions on transfer with respect to the Company’s Class A Shares held by each such holder (subject to certain exceptions, the “Lock-Up Shares”) for a period as follows: one-third (1/3) of the Lock-Up Shares will be restricted until 6 months after the Closing, one-third (1/3) of the Lock-Up Shares will be restricted until 12 months after the Closing, and one-third (1/3) of the Lock-Up Shares shall be restricted until 24 months after the Closing; provided, that each portion of the Lock-Up Shares will be freely tradable on the earlier of the date on which the closing price of the Company’s Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period on a VWAP (as defined below) basis during the relevant lock-up period and the date on which the Company consummates a liquidation, merger, capital share exchange, reorganization, or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A Shares for cash, securities or other property. For purposes of the Lock-Up Agreement, “VWAP” means, for any date, the daily volume weighted average price of the Company’s Class A Shares for such date (or the nearest preceding date) on the trading market on which the Company’s Class A Shares are then listed or quoted as reported by Bloomberg L.P. (based on a trading day from 9:30 a.m. (New York City time) to 4:00 p.m. (New York City time)).

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amendment to the Insider Letter Agreement. In connection with the execution of the Business Combination Agreement, the Company, the Sponsor, members of the Company’s board of directors and certain other individuals (collectively, the “Insiders”) who hold the Company’s Class B Shares (the “Founder Shares”) entered into an Amendment to the Insider Letter Agreement (the “Amended Insider Letter Agreement”), which provides, among other things, that certain Founder Shares (and any shares of the Company’s Class A Shares issuable upon conversion thereof) shall be subject to certain time and share-performance-based vesting provisions described below. The Sponsor and the Insiders agreed that they shall not transfer any Founder Shares until the earlier of (A) 6 months after the completion of the initial business combination and (B) the date following the completion of an initial business combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their Class A Shares for cash, securities or other property. Notwithstanding the foregoing, if, subsequent to the Business Combination, the closing price of the Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after the Business Combination, the Founder Shares shall be released from the Founder Shares Lock-up. The Amendment to the Insider Letter Agreement also provides that neither the Sponsor nor the Insiders will redeem any shares of the Company’s Class A Shares owned by such persons in connection with the Business Combination.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $221,000 in its operating bank account and a working capital deficit of approximately $604,000.

The Company’s liquidity needs through June 30, 2022, were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and a loan from its Sponsor of approximately $117,000 under the Note (as defined in Note 4). The Company repaid the Note in full on July 21, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022, there was approximately $179,000 outstanding under a Working Capital Loan. No amounts were outstanding as of December 31, 2021.

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

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Merger Sub and Merger Sub 2. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any investments

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

held in Trust Account. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” (“ASC 820”), equal or approximate the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature, or because the instrument is recognized at fair value.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including funded loans and issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation and a Black Scholes option pricing model, respectively.  The fair value of the Private Placement Warrants continues to be measured using a Black-Scholes option pricing model. The fair value of the Public Warrants are subsequently measured at their listed trading price since they began to be separately listed and traded beginning in September 2021. Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Public Shares were charged to the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of June 30, 2022 and December 31, 2021, 13,800,000 shares of Class A ordinary shares are subject to possible redemption and are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

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

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 12,810,000 ordinary shares because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 450,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters in the period from March 10, 2021 (inception) through June 30, 2021 (see Note 4). Since the contingency was satisfied as of January 1, 2022, the Company included these shares in the weighted average number as of the beginning of the three and six month periods ended June 30, 2022 to determine the dilutive impact of these shares. The fair value adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares.

	For the Three Months Ended		For the Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income (loss) - basic and diluted	$1,816,465	$454,116	$—	$(19,141)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	13,800,000	3,450,000	—	3,000,000

Basic and diluted net income per ordinary share	$0.13	$0.13	$—	$(0.01)

	For the Six Months Ended		For the Period from March 10, 2021
	June 30, 2022		(inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income (loss) - basic and diluted	$1,934,749	$483,687	$—	$(52,180)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	13,800,000	3,450,000	—	2,681,416

Basic and diluted net income per ordinary share	$0.14	$0.14	$—	$(0.02)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Related Party Loans

On March 22, 2021, the Sponsor agreed to loan the Company up to $200,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the closing date of the Initial Public Offering. As of June 30, 2021, the Company borrowed approximately $117,000 under the Note. The Company repaid the Note in full on July 21, 2021. As of June 30, 2022, there was no balance outstanding.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants.

On May 11, 2022, an affiliate of the Sponsor agreed to loan the Company up to $300,000 to cover ongoing expenses of the Company pursuant to a promissory note (the “Working Capital Loan”). The Working Capital Loan does not bear interest and will mature upon closing of an initial Business Combination. In the event that a Business Combination does not close prior to January 13, 2023, the Working Capital Loan shall be deemed to be terminated and no amounts will thereafter be due under the Working Capital Loan. The principal balance may not be prepaid without the consent of the lender. The Working Capital Loan is convertible, at the lender’s discretion, into warrants of the Company at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The Working Capital Loan contains customary events of default, including, among others, those relating to the Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the sponsor. As of June 30, 2022, there was approximately $179,000 outstanding under the Working Capital Loan. No amounts were outstanding as of December 31, 2021. The conversion option is an embedded derivative under ASC 815 that is required to be separately measured at fair value with subsequent changes in fair value recognized in Company’s condensed consolidated statements of operations each reporting period until the Working Capital Loan is repaid, converted or terminated. The embedded conversion was determined to have de minimis value as of each funding date and at June 30, 2022. The Company valued the embedded conversion option using a Black-Scholes option model assuming the warrants as the underlying. The traded price of the Public Warrants as of each funding date and on June 30, 2022 was used as a proxy for the underlying warrant price. The time to maturity was estimated based on management’s estimated time to close a Business Combination. The volatility was derived from the traded prices of the Public Warrants.

Support Agreement and Services

The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on July 14, 2021, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, the Company incurred such fees of $30,000 and $-0-, respectively, included as general and administrative fees – related party on the condensed consolidated statements of operations. For the six months ended June 30, 2022 and the period from March 10, 2021 (inception) through June 30, 2021, the Company incurred such fees of $60,000 and $-0-, respectively, included as general and administrative fees - related party on the condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, $60,000 and $-0-, respectively, been accrued for such services and is included as due from related party on the accompanying condensed consolidated balance sheets.

An affiliate of the Company’s Sponsor and CFO provides office space and consulting fees to the Company. For the three months ended June 30, 2022 and 2021, the Company incurred fees of approximately $168,000 and $-0-, respectively, for these services, which are included as general and administrative fees – related party on the condensed consolidated statements of operations. For the six months ended June 30, 2022 and the period from March 10, 2021 (inception) through June 30, 2021, the Company incurred fees of approximately $228,000 and $-0-, respectively, for these services, which are included as general and administrative fees - related party on the condensed consolidated statements of operations. As of June 30, 2022, approximately $103,000 was due to the related party.

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

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 13,800,000 shares of Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.

Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Warrants	(8,625,000)
Class A ordinary share issuance costs, net of reimbursement from underwriter	(10,787,717)
Plus:
Accretion of carrying value to redemption value	20,792,717
Class A common stock subject to possible redemption	139,380,000
Increase in redemption value of Class A common stock subject to possible redemption	116,566
Class A common stock subject to possible redemption	$139,496,566

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 13,800,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and classified outside permanent equity in the accompanying condensed consolidated balance sheets. See Note 6.

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On March 23, 2021, the Company issued 4,312,500 Class B ordinary shares to the Sponsor. On June 14, 2021, the Sponsor effected a surrender of 862,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 4,312,500 to 3,450,000. All shares and share amounts have been retroactively adjusted. The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 450,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on July 19, 2021; therefore, these 450,000 Founder Shares were no longer subject to forfeiture. As of June 30, 2022 and December 31, 2021, there were 3,450,000 Class B ordinary share issued and outstanding.

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, the Company had an aggregate of 12,810,000 warrants outstanding, comprised of 6,900,000 and 5,910,000 Public Warrants and Private Placement Warrants, respectively. The Company accounts for the warrants as derivative warrant liabilities in accordance with the guidance contained in ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and the existence of the potential for net cash settlement for the warrant holders (but not all shareholders) in the event of a tender offer.

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

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

June 30, 2022
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$139,596,566	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,242,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$1,122,900

December 31, 2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$139,399,054	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$3,174,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$2,895,900

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

The fair value of the Public Warrants as of June 30, 2022 and December 31, 2021, was measured utilizing the Level 1 input of the observable listed trading price for such warrants. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation and a Black Scholes option pricing model, respectively. The fair value of the Private Placement Warrants continues to be measured using a Black-Scholes option pricing model. Inherent in a Monte Carlo simulation and a Black Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs used to estimate fair value of the warrants at their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.95	$9.87
Volatility	2.0%	9.5%
Term (years)	0.29	0.54
Risk-free rate	3.01%	1.43%
Dividend yield	0.0%	0.0%

The change in the fair value of warrants measured with Level 3 inputs for the period from January 1, 2022 through June 30, 2022, is summarized as follows. No warrants were outstanding for the period from March 10, 2021 (inception) through June 30, 2021.

Derivative warrant liabilities at December 31, 2021 - Level 3	$2,895,900
Change in fair value of derivative warrant liabilities	(336,870)
Derivative warrant liabilities at March 31, 2022 - Level 3	2,559,030
Change in fair value of derivative warrant liabilities	$(1,436,130)
Derivative warrant liabilities at June 30, 2022 - Level 3	$1,122,900

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “JATT Acquisition Corp,” “our,” “us” or “we” refer to JATT Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Proposed Business Combination

On June 16, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), among the Company, JATT Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub”), JATT Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub 2”), Zura Bio Holdings Ltd, a Cayman Islands exempted company (the “Holdco”) (to become a party before Closing, as described below) and Zura Bio Limited, a limited company incorporated under the laws of England and Wales (the “Company” or “Zura”).

Before the closing of the Business Combination (as defined below) (the “Closing” and the date on which the Closing actually occurs, the “Closing Date”) , Holdco will be established as a new holding company of Zura and will become a party to the Business Combination Agreement; and on the Closing, in sequential order: (i) Merger Sub will merge with and into Holdco, with Holdco continuing as the surviving company and a wholly owned subsidiary of the Company (the “Merger”); (ii) immediately following the Merger, Holdco will merge with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving company and a wholly owned subsidiary of the Company (the “Subsequent Merger”); and (iii) JATT will change its name to “Zura Bio Limited”.

On the Closing Date, (i) an FPA Investment (as defined below) in the amount of $30 million will be consummated immediately prior to the completion of the Merger or otherwise in accordance with the terms thereof, and (ii) the PIPE Investment (as defined below) in the amount of $20 million shall be consummated immediately prior to the completion of the Merger and Subsequent Merger. An additional FPA Investment of $15 million will be made at the same time in the event that the Company’s public share redemptions in connection with the Merger are greater than 90%. The FPA Investments, the PIPE Investment, the Merger, the Subsequent Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.”

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, in connection with the Merger and the Subsequent Merger, at the Closing, (i) each of the Company’s Units will (to the extent not already separated) be automatically separated and the holder thereof will be deemed to hold one Class A Ordinary Share of the Company and one-half of a Public Warrant; (ii)  in consideration for the Merger, the Company will issue to holders of Holdco’s issued and outstanding shares immediately prior to the Effective Time (as defined in the Business Combination Agreement) an aggregate of 16,500,000 of the Company’s Class A Shares (less any set aside for the satisfaction of options to acquire the Company’s Class A Shares for which outstanding options to acquire Holdco shares will be exchanged on Closing); and (iii) pursuant to the terms and conditions of the Company’s existing amended and restated memorandum and articles of association, all of the Company’s then-outstanding Class B Ordinary Shares will be automatically converted into the Company’s Class A Shares on a one-for-one basis.

The Business Combination Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) obtaining required approvals of the Business Combination and related matters by the respective shareholders of the Company and Zura, (ii) the effectiveness of the registration statement on Form S-4 to be filed by the Company in connection with the Business Combination, (iii) receipt of approval for listing on NYSE the Class A Shares to be issued in connection with the Merger, (iv) that the Company will have at least $5,000,001 of net tangible assets upon the Closing, (v) the absence of any injunctions enjoining or prohibiting the consummation of the Business Combination, and (vi) as of immediately prior to the Closing, the amount of cash and cash equivalents held by the Company without restriction outside of the Trust Account (as defined in the Business Combination Agreement) (other than any amounts received pursuant to any working capital or indebtedness (other than any indebtedness constituting the Company’s transaction expenses)) and any interest earned on the amount of cash held inside the Trust Account, must be equal to or greater than $65,000,000.

The Business Combination Agreement contains customary representations and warranties of the parties thereto, which representations and warranties of the respective parties to the Business Combination Agreement will not survive the Closing. The Business Combination Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Merger and efforts to satisfy conditions to consummation of the Merger. The Business Combination Agreement also contains additional covenants of the parties, including, among others, covenants providing for the Company and Zura to use reasonable best efforts to cooperate in the preparation of the Proxy/Registration Statement (as defined in the Business Combination Agreement) required to be filed in connection with the Merger and to seek all requisite approvals of their respective shareholders including, in the case of the Company, approvals of the amended and restated memorandum and articles of association, the share issuance under NYSE rules and the LTIP (as defined below). The Company has also agreed to include in the Proxy/Registration Statement the recommendation of its board of directors that its shareholders approve all of the proposals to be presented at its special meeting.

The Company has agreed to approve and adopt an incentive equity plan (the “LTIP”) to be effective as of the Closing and in a form mutually acceptable to the Company and Zura. The LTIP shall provide for an initial aggregate share reserve up to 10.00% of the number of shares of the Company’s Class A Shares on a fully diluted basis immediately after the Closing.

The Business Combination Agreement may be terminated at any time prior to the Closing (i) by written consent of the Company and Zura, (ii) by Zura or the Company, if certain approvals of the shareholders of the Company, to the extent required under the Business Combination Agreement, are not obtained as set forth therein, (iii) by the Company, if certain approvals of the shareholders of Holdco, to the extent required under the Business Combination Agreement, are not obtained and (iv) by either the Company or Zura in certain other circumstances set forth in the Business Combination Agreement, including (a) if any Law or non-appealable Order (each as defined in the Business Combination Agreement) makes consummation of the Business Combination illegal or otherwise prevents it, (b) in the event of certain uncured breaches by the other party, and (c) if the Closing has not occurred on or before November 15, 2022.

Certain Related Agreements

PIPE Subscription Agreement. Concurrently with the execution of the Business Combination Agreement, one accredited investor (the “PIPE Investor”) entered into a subscription agreement with the Company (the “PIPE Subscription Agreement”) pursuant to which the PIPE Investor has committed to purchase 2,000,000 shares of the Company‘s Class A Shares (the “PIPE Shares”) at a purchase price per share of $10.00 and an aggregate purchase price of $20,000,000 (the “PIPE Investment”). The obligations to consummate the transactions contemplated by the Subscription Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement.

In connection with the PIPE Investment, the Company will grant the PIPE Investor certain customary registration rights. The PIPE Shares have not been registered under the Securities Act and will be issued in reliance on the availability of an exemption from such registration. Additionally, depending upon the amount of redemptions by the public shareholders at the time of Closing the Business Combination Agreement, the PIPE Investor will be entitled to receive up to 1,654,800 of the Forfeited Private Placement Warrants (as described below).

Forward Purchase Agreement. On August 5, 2021, as amended on January 27, 2022, two accredited investors (the “FPA Investors”) entered into a Forward Purchase Agreement with the Company (the “Forward Purchase Agreement”) pursuant to which the FPA Investors have committed, on or shortly before Closing, to (i) purchase 3,000,000 of the Company’s Class A Shares (the “FPA Shares”) at a purchase price per share of $10.00 and an aggregate purchase price of $30,000,000 (the “FPA Investment”) and (ii) provide a binding redemption backstop to purchase an additional $15,000,000 of the Company’s Class A Shares from redeeming public shareholders in the event that the Company’s public share redemptions are greater than 90% in connection with the Merger (the “FPA Investments”). The FPA shares have not been registered under the Securities Act, and will be issued in reliance on the availability of an exemption from such registration.

Sponsor Support Agreement. Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor, certain other holders of the Company’s Class B Shares (the “Other Class B Shareholders”) and Zura entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor and such Other Class B Shareholders agreed to, among other things, (i) vote all of their ordinary shares and preferred shares of the Company which they hold or have power to vote or (including any acquired in future) in favor of the Business Combination Agreement and the transactions contemplated thereby and (ii)  be bound by certain transfer restrictions with respect to their shares of the Company, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

Company Support Agreement. Contemporaneously with the execution of the Business Combination Agreement, the Company, Zura and certain shareholders of Zura entered into a company support agreement (the “Company Support Agreement”), pursuant to which, among other things, such holders agreed to (i) vote all of their shares of Zura in favor of, and otherwise support, the Business Combination, on the terms and subject to the conditions of the Company Support Agreement and (ii) deliver a duly executed copy of the Amended and Restated Registration Rights Agreement at the Closing.

Sponsor Forfeiture Agreement. Contemporaneously with the execution of the Business Combination Agreement, the Sponsor entered into a sponsor forfeiture agreement (the “Sponsor Forfeiture Agreement”) with the Company and Zura, pursuant to which, contingent upon the percentage of public shareholders who elect to redeem their shares at Closing, the Sponsor agreed to forfeit up to 4,137,000 of its Private Placement Warrants acquired by the Sponsor in July 2021, concurrent with the Initial Public Offering. At the Closing, the Forfeited Private Placement Warrants shall be transferred from the Sponsor to the FPA Investors and the PIPE Investor on a pro rata basis in accordance with such FPA Investors’ and PIPE Investor’s total invested capital.

Registration Rights Agreement. In connection with the Closing, Zura, the Company and certain shareholders of each of Zura and the Company who will receive shares of the Company’s Class A Shares pursuant to the Business Combination Agreement, will enter into an amended and restated registration and shareholders rights agreement (the “Registration Rights Agreement”) in a form agreed to by the Company and Zura, which will become effective upon the consummation of the Merger.

Lock-up Agreement. Contemporaneously with the execution of the Business Combination Agreement, the Company, the Sponsor, certain affiliates of the Sponsor and the Zura shareholders and optionholders, entered into a lock-up agreement (the “Lock-Up Agreement”), to take effect at Closing, containing restrictions on transfer with respect to the Company’s Class A Shares held by each such holder (subject to certain exceptions, the “Lock-Up Shares”) for a period as follows: one-third (1/3) of the Lock-Up Shares will be restricted until 6 months after the Closing, one-third (1/3) of the Lock-Up Shares will be restricted until 12 months after the Closing, and one-third (1/3) of the Lock-Up Shares shall be restricted until 24 months after the Closing; provided, that each portion of the Lock-Up Shares will be freely tradable on the earlier of the date on which the closing price of the Company’s Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period on a VWAP (as defined below) basis during the relevant lock-up period and the date on which the Company consummates a liquidation, merger, capital share exchange, reorganization, or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A Shares for cash, securities or other property. For purposes of the Lock-Up Agreement, “VWAP” means, for any date, the daily volume weighted average price of the Company’s Class A Shares for such date (or the nearest preceding date) on the trading market on which the Company’s Class A Shares are then listed or quoted as reported by Bloomberg L.P. (based on a trading day from 9:30 a.m. (New York City time) to 4:00 p.m. (New York City time)).

Amendment to the Insider Letter Agreement. In connection with the execution of the Business Combination Agreement, the Company, the Sponsor, members of the Company’s board of directors and certain other individuals (collectively, the “Insiders”) who hold the Company’s Class B Shares (the “Founder Shares”) entered into an Amendment to the Insider Letter Agreement (the “Amended Insider Letter Agreement”), which provides, among other things, that certain Founder Shares (and any shares of the Company’s Class A Shares issuable upon conversion thereof) shall be subject to certain time and share-performance-based vesting provisions described below. The Sponsor and the Insiders agreed that they shall not transfer any Founder Shares until the earlier of (A) 6 months after the completion of the initial business combination and (B) the date following the completion of an initial business combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their Class A Shares for cash, securities or other property. Notwithstanding the foregoing, if, subsequent to the Business Combination, the closing price of the Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after the Business Combination, the Founder Shares shall be released from the Founder Shares Lock-up. The Amendment to the Insider Letter Agreement also provides that neither the Sponsor nor the Insiders will redeem any shares of the Company’s Class A Shares owned by such persons in connection with the Business Combination.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $221,000 in its operating bank account and a working capital deficit of approximately $604,000.

Our liquidity needs through June 30, 2022, were satisfied through the cash contribution of $25,000 from our Sponsor to purchase our Class B ordinary shares (“Founder Shares”), and a loan from our Sponsor of approximately $117,000 under a promissory note (the “Note”). We repaid the Note in full on July 21, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans. As of June 30, 2022, there was $179,000 outstanding under a Working Capital Loan.  No amounts were outstanding as of December 31, 2021.

Based on the Company’s mandatory liquidation date and the Company’s expected future cash flow needs, management has determined that the existing amount of working capital raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 16, 2023.

Results of Operations

Our entire activity since inception up to June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended June 30, 2022, we had a net income of approximately $2.3 million, which consisted of non-operating income of approximately $3.2 million resulting from changes in fair value of derivative warrant liabilities and approximately $181,000 of income from investments held in the trust account, partially offset by approximately $874,000 of general and administrative expenses and approximately $198,000 of general and administrative expenses - related party.

For the three months ended June 30, 2021, we had a loss of approximately $19,000, which consisted solely of general and administrative expenses.

For the six months ended June 30, 2022, we had a net income of approximately $2.4 million, which consisted of non-operating income of approximately $3.7 million resulting from changes in fair value of derivative warrant liabilities and approximately $198,000 of income from investments held in the trust account, partially offset by approximately $1.2 million of general and administrative expenses and approximately $288,000 of general and administrative expenses - related party.

For the period from March 10, 2021 (inception) through June 30, 2021, we had a loss of approximately $52,000, which consisted solely of general and administrative expenses

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We did not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Support Agreement and Services

We agreed to pay our Sponsor a total of $10,000 per month, commencing on July 14, 2021, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, we incurred such fees of $30,000 and $-0-, respectively, included as general and administrative fees - related party on the condensed consolidated statements of operations. For the six months ended June 30, 2022 and the period from March 10, 2021 (inception) through June 30, 2021, we incurred such fees of $60,000 and $-0-, respectively, included as general and administrative fees - related party on the condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, $60,000 and $-0-, respectively, has been accrued for such services and is included as due from related party on the accompanying condensed consolidated balance sheets.

An affiliate of our Sponsor and CFO provides office space and consulting fees to us. For the six months ended June 30, 2022, we incurred fees of approximately $228,000 for these services, which are included as general and administrative fees - related party on the condensed consolidated statements of operations. No such fees were incurred in the period from March 10 (inception) through June 30, 2021.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed consolidated financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 11, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 11, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, except as set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

We have not sold any equity securities during the six months ended June 30, 2022

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

JATT ACQUISITION CORP

Date: August 12, 2022	By:	/s/ Someit Sidhu
	Name:	Someit Sidhu
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Verender S. Badial
Name:	Verender S. Badial
Title:	Chief Financial Officer
(Principal Accounting Officer)