Form 10-Q
period 2022-09-30
JATT Acquisition Corp
filed 2022-11-14
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 13,800,000 shares of the Company’s Class A ordinary shares, par value $0.0001 per share, and 3,450,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

JATT ACQUISITION CORP

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	2
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and the Period From March 10, 2021 (Inception) Through September 30, 2021	3
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and the Period From March 10, 2021 (Inception) Through September 30, 2021	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and the Period From March 10, 2021 (Inception) Through September 30, 2021	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
SIGNATURES		36

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

JATT ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash	$74,453	$729,223
Prepaid expenses	122,202	422,894
Total current assets	196,655	1,152,117
Investments held in Trust Account	140,283,110	139,399,054
Total Assets	$140,479,765	$140,551,171

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$159,240	$69,855
Accounts payable - related party	48,893	2,872
Accrued expenses	836,165	199,565
Note Payable - related party	299,981	—
Total current liabilities	1,344,279	272,292
Deferred underwriting commissions	4,010,000	4,010,000
Derivative warrant liabilities	2,049,600	6,069,900
Total Liabilities	7,403,879	10,352,192

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 13,800,000 shares subject to possible redemption at $10.16 and $10.10 per share as of September 30, 2022 and December 31, 2021, respectively	140,183,110	139,380,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding at September 30, 2022 and December 31, 2022	345	345
Accumulated deficit	(7,107,569)	(9,181,366)
Total shareholders’ deficit	(7,107,224)	(9,181,021)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$140,479,765	$140,551,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three Months		For the Period from
	Three Months	Ended	For the Nine Months	March 10, 2021
	Ended September	September 30,	Ended September 30,	(inception) through
	30, 2022	2021	2022	September 30,2021
General and administrative expenses	$491,890	$242,013	$1,688,021	$294,193
General and administrative expenses - related party	51,708	79,850	339,708	79,850
Loss from operations	(543,598)	(321,863)	(2,027,729)	(374,043)
Other income (expenses):
Loss upon issuance of private placements warrants	—	(1,773,000)	—	(1,773,000)
Income from investments held in Trust Account	686,544	6,919	884,056	6,919
Change in fair value of derivative warrant liabilities	315,300	8,622,000	4,020,300	8,622,000
Interest income on operating account	224	29	280	29
Offering costs associated with derivative warrant liabilities	—	(747,015)	—	(747,015)
Total other income	1,002,068	6,108,933	4,904,636	6,108,933

Net Income	$458,470	$5,787,070	$2,876,907	$5,734,890

Weighted average number of shares of Class A ordinary shares - basic and diluted	13,800,000	11,491,304	13,800,000	5,157,073
Basic net income per share, Class A ordinary shares	$0.03	$0.39	$0.17	$0.70
Diluted net income per share, Class A ordinary shares	$0.03	$0.39	$0.17	$0.68

Weighted average number of shares of Class B ordinary shares - basic and diluted(1)	3,450,000	3,361,957	3,450,000	2,986,829
Weighted average number of shares of Class B ordinary shares - basic and diluted	3,450,000	3,450,000	3,450,000	3,248,049
Basic net income per share, Class B ordinary shares	$0.03	$0.39	$0.17	$0.70
Diluted net income per share, Class B ordinary shares	$0.03	$0.39	$0.17	$0.68
(1)	This number excludes up to 450,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriter fully exercised its over-allotment option on July 19, 2021; therefore, 450,000 Founder Shares were no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three and nine months ended September 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	3,450,000	$345	$—	$(9,181,366)	$(9,181,021)
Net income	—	—	—	—	—	147,856	147,856
Balance - March 31, 2022 (unaudited)	—	—	3,450,000	345	—	(9,033,510)	(9,033,165)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(116,566)	(116,566)
Net income	—	—	—	—	—	2,270,581	2,270,581
Balance - June 30, 2022 (unaudited)	—	—	3,450,000	345	—	(6,879,495)	(6,879,150)
Net income	—	—	—	—	—	458,470	458,470
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(686,544)	(686,544)
Balance – September 30, 2022 (unaudited)	—	$—	3,450,000	$345	$—	$(7,107,569)	$(7,107,224)

For the three months ended September 30, 2021 and for the period from March 10, 2021 (inception) through September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	3,450,000	345	24,655	—	25,000
Net loss	—	—	—	—	—	(33,039)	(33,039)
Balance - March 31, 2021 (unaudited)	—	—	3,450,000	345	24,655	(33,039)	(8,039)
Net loss	—	—	—	—	—	(19,141)	(19,141)
Balance - June 30, 2021 (unaudited)	—	—	3,450,000	345	24,655	(52,180)	(27,180)
Deemed capital contribution by Sponsor (restated)	—	—	—	—	4,738,051	—	4,738,051
Fair value adjustment to Class A ordinary share redemption amount (restated)	—	—	—	—	(4,762,706)	(16,030,011)	(20,792,717)
Net income	—	—	—	—	—	5,787,070	5,787,070
Balance – September 30, 2021 (unaudited)	—	$—	3,450,000	$345	$—	$(10,295,121)	$(10,294,776)
(1)	This number includes up to 450,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriter fully exercised its over-allotment option on July 19, 2021; therefore, 450,000 Founder Shares were no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JATT ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For The Period From
		March 10, 2021
	For the Nine Months	(Inception)
	Ended September	through
	30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$2,876,907	$5,734,890
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,020,300)	(8,622,000)
Income from investments held in the Trust Account	(884,056)	(6,919)
Offering costs associated with warrants	—	747,015
Loss upon issuance of private placement warrants	—	1,773,000
General and administrative expenses paid by related parties	—	25,950
Changes in operating assets and liabilities:
Prepaid expenses	300,692	(531,248)
Due form related party	—	(9,573)
Accounts payable	89,385	29,885
Accounts payable - related party	46,021	—
Accrued expenses	636,600	18,278
Net cash used in operating activities	(954,751)	(840,722)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(139,380,000)
Net cash used in investing activities	—	(139,380,000)

Cash Flows from Financing Activities:
Cash deposited in Trust Account	—	25,000
Proceeds received from note payable	299,981	(117,381)
Proceeds from issuance of Clas B ordinary share to Sponsor	—	138,000,000
Proceeds received from private placement	—	5,910,000
Reimbursement from underwriter	—	480,000
Offering costs paid	—	(3,090,250)
Net cash provided by financing activities	299,981	141,207,369

Net change in cash	(654,770)	986,647

Cash — beginning of the period	729,223	—
Cash — end of the period	$74,453	$986,647

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable	—
Offering costs included in accrued expenses	—	85,000
Offering costs paid by related party under promissory note	—	91,431
Deferred underwriting commissions	—	4,010,000
Increase in redemption value of Class A common stock subject to possible redemption	803,110	—
Fair value adjustment to Class A ordinary shares subject to possible redemption	—	20,792,717

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from March 10, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Before the closing of the Business Combination (as defined below) (the “Closing” and the date on which the Closing actually occurs, the “Closing Date”), Holdco will be established as a new holding company of Zura and will become a party to the Business Combination Agreement; and on the Closing, in sequential order: (i) Merger Sub will merge with and into Holdco, with Holdco continuing as the surviving company and a wholly owned subsidiary of the Company (the “Merger”); (ii) immediately following the Merger, Holdco will merge with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving company and a wholly owned subsidiary of the Company (the “Subsequent Merger”); and (iii) JATT will change its name to “Zura Bio Limited”.

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

Lock-up Agreement. Contemporaneously with the execution of the Business Combination Agreement, the Company, the Sponsor, certain affiliates of the Sponsor and the Zura shareholders and option holders, entered into a lock-up agreement (the “Lock-Up Agreement”), to take effect at Closing, containing restrictions on transfer with respect to the Company’s Class A Shares held by each such holder (subject to certain exceptions, the “Lock-Up Shares”) for a period as follows: one-third (1/3) of the Lock-Up Shares will be restricted until 6 months after the Closing, one-third (1/3) of the Lock-Up Shares will be restricted until 12 months after the Closing, and one-third (1/3) of the Lock-Up Shares shall be restricted until 24 months after the Closing; provided, that each portion of the Lock-Up Shares will be freely tradable on the earlier of the date on which the closing price of the Company’s Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period on a VWAP (as defined below) basis during the relevant lock-up period and the date on which the Company consummates a liquidation, merger, capital share exchange, reorganization, or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A Shares for cash, securities or other property. For purposes of the Lock-Up Agreement, “VWAP” means, for any date, the daily volume weighted average price of the Company’s Class A Shares for such date (or the nearest preceding date) on the trading market on which the Company’s Class A Shares are then listed or quoted as reported by Bloomberg L.P. (based on a trading day from 9:30 a.m. (New York City time) to 4:00 p.m. (New York City time)).

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $74,000 in its operating bank account and a working capital deficit of approximately $1.1 million.

The Company’s liquidity needs through September 30, 2022, were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and a loan from its Sponsor of approximately $117,000 under the Note (as defined in Note 4). The Company repaid the Note in full on July 21, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022, there was approximately $300,000 outstanding under a Working Capital Loan. No amounts were outstanding as of December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any investments

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

held in Trust Account. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of September 30, 2022 and December 31, 2021, 13,800,000 shares of Class A ordinary shares are subject to possible redemption and are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

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

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 12,810,000 ordinary shares because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 450,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters in the period from March 10, 2021 (inception) through September 30, 2021 (see Note 4). Since the contingency was satisfied as of January 1, 2022, the Company included these shares in the weighted average number as of the beginning of the three- and nine-month periods ended September 30, 2022 to determine the dilutive impact of these shares. The fair value adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic and diluted	$366,776	$91,694	$2,301,526	$575,381

Denominator:
Basic and diluted weighted average ordinary shares outstanding	13,800,000	3,450,000	13,800,000	3,450,000

Basic and diluted net income per ordinary share	$0.03	$0.03	$0.17	$0.17

	For the Three Months Ended		For the Period from March 10, 2021
	September 30, 2021		(inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$4,477,198	$1,309,873	$3,631,582	$2,103,308
Allocation of net income - diluted	$4,450,815	$1,336,255	$3,518,717	$2,216,173

Denominator:
Basic weighted average ordinary shares outstanding	11,491,304	3,361,957	5,157,073	2,986,829
Diluted weighted average ordinary shares outstanding	11,491,304	3,450,000	5,157,073	3,248,049

Basic net income per ordinary share	$0.39	$0.39	$0.70	$0.70
Diluted net income per ordinary share	$0.39	$0.39	$0.68	$0.68

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Related Party Loans

On March 22, 2021, the Sponsor agreed to loan the Company up to $200,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the closing date of the Initial Public Offering. As of June 30, 2021, the Company borrowed approximately $117,000 under the Note. The Company repaid the Note in full on July 21, 2021. As of September 30, 2022, there was no balance outstanding.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the loans out of the proceeds of the Trust Account released to the Company. Otherwise, the loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the loans but no proceeds held in the Trust Account would be used to repay the loans. The loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants.

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

As of September 30, 2022, there was approximately $300,000 outstanding under the Working Capital Loan. No amounts were outstanding as of December 31, 2021. The conversion option is an embedded derivative under ASC 815 that is required to be separately measured at fair value with subsequent changes in fair value recognized in Company’s condensed consolidated statements of operations each reporting period until the Working Capital Loan is repaid, converted or terminated. The embedded conversion was determined to have de minimis value as of each funding date and at September 30, 2022. The Company valued the embedded conversion option using a Black-Scholes option model assuming the warrants as the underlying. The traded price of the Public Warrants as of each funding date and on September 30, 2022 was used as a proxy for the underlying warrant price. The time to maturity was estimated based on management’s estimated time to close a Business Combination. The volatility was derived from the traded prices of the Public Warrants.

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Support Agreement and Services

The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on July 14, 2021, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, the Company incurred such fees of $30,000 and $25,000, respectively, included as general and administrative fees – related party on the condensed consolidated statements of operations. For the nine months ended September 30, 2022 and the period from March 10, 2021 (inception) through September 30, 2021, the Company incurred such fees of $90,000 and $25,000, respectively, included as general and administrative fees - related party on the condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, $49,000 and $3,000, respectively, been accrued for such services and is included as due from related party on the accompanying condensed consolidated balance sheets.

An affiliate of the Company’s Sponsor and CFO provides office space and consulting fees to the Company. For the three months ended September 30, 2022 and 2021, the Company incurred fees of approximately $22,000 and $55,000, respectively, for these services, which are included as general and administrative fees – related party on the condensed consolidated statements of operations. For the nine months ended September 30, 2022 and the period from March 10, 2021 (inception) through September 30, 2021, the Company incurred fees of approximately $249,000 and $55,000, respectively, for these services, which are included as general and administrative fees - related party on the condensed consolidated statements of operations. As of September 30, 2022, approximately $16,000 was due to the related party.

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

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 13,800,000 shares of Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.

Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Warrants	(8,625,000)
Class A ordinary share issuance costs, net of reimbursement from underwriter	(9,150,115)
Plus:
Accretion of carrying value to redemption value	19,155,115
Class A common stock subject to possible redemption - December 31, 2021	139,380,000
Increase in redemption value of Class A common stock subject to possible redemption	803,110
Class A common stock subject to possible redemption - September 30, 2022	$140,183,110

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 13,800,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and classified outside permanent equity in the accompanying condensed consolidated balance sheets. See Note 6.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On March 23, 2021, the Company issued 4,312,500 Class B ordinary shares to the Sponsor. On June 14, 2021, the Sponsor effected a surrender of 862,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 4,312,500 to 3,450,000. All shares and share amounts have been retroactively adjusted. The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 450,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on July 19, 2021; therefore, these 450,000 Founder Shares were no longer subject to forfeiture. As of September 30, 2022 and December 31, 2021, there were 3,450,000 Class B ordinary share issued and outstanding.

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of September 30, 2022 and December 31, 2021, the Company had an aggregate of 12,810,000 warrants outstanding, comprised of 6,900,000 and 5,910,000 Public Warrants and Private Placement Warrants, respectively. The Company accounts for the warrants as derivative warrant liabilities in accordance with the guidance contained in ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and the existence of the potential for net cash settlement for the warrant holders (but not all shareholders) in the event of a tender offer.

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

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

September 30, 2022
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$140,283,110	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,104,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$945,600

December 31, 2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$139,399,054	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$3,174,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$2,895,900

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

The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021, was measured utilizing the Level 1 input of the observable listed trading price for such warrants. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation and a Black Scholes option pricing model, respectively. The fair value of the Private Placement Warrants continues to be measured using a Black-Scholes option pricing model. Inherent in a Monte Carlo simulation and a Black Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the

JATT ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs used to estimate fair value of the warrants at their measurement dates:

	As of September 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.05	$9.87
Volatility	1.0%	9.5%
Term (years)	4.71	0.54
Risk-free rate	4.09%	1.43%
Dividend yield	0.0%	0.0%

The change in the fair value of warrants measured with Level 3 inputs for the period from January 1, 2022 through September 30, 2022, is summarized as follows. No warrants were outstanding for the period from March 10, 2021 (inception) through September 30, 2021.

Derivative warrant liabilities at December 31, 2021 - Level 3	$2,895,900
Change in fair value of derivative warrant liabilities	(336,870)
Derivative warrant liabilities at March 31, 2022 - Level 3	2,559,030
Change in fair value of derivative warrant liabilities	(1,436,130)
Derivative warrant liabilities at June 30, 2022 - Level 3	1,122,900
Change in fair value of derivative warrant liabilities	(177,300)
Derivative warrant liabilities at September 30, 2022 - Level 3	$945,600

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On November 2, 2022, an affiliate of the Sponsor agreed to loan the Company up to $500,000 to cover ongoing expenses of the Company pursuant to a promissory note. The promissory note does not bear interest and will mature upon closing of an initial Business Combination. In the event that a Business Combination does not close prior to January 13, 2023, the promissory note shall be deemed to be terminated and no amounts will thereafter be due under the promissory note. The principal balance may not be prepaid without the consent of the lender. The promissory note is convertible, at the lender’s discretion, into warrants of the Company at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The promissory note contains customary events of default, including, among others, those relating to the Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the sponsor. To-date, no amounts have been borrowed by the Company under the promissory note.

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

Before the closing of the Business Combination (as defined below) (the “Closing” and the date on which the Closing actually occurs, the “Closing Date”), Holdco will be established as a new holding company of Zura and will become a party to the Business Combination Agreement; and on the Closing, in sequential order: (i) Merger Sub will merge with and into Holdco, with Holdco continuing as the surviving company and a wholly owned subsidiary of the Company (the “Merger”); (ii) immediately following the Merger, Holdco will merge with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving company and a wholly owned subsidiary of the Company (the “Subsequent Merger”); and (iii) JATT will change its name to “Zura Bio Limited”.

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

Lock-up Agreement. Contemporaneously with the execution of the Business Combination Agreement, the Company, the Sponsor, certain affiliates of the Sponsor and the Zura shareholders and option holders, entered into a lock-up agreement (the “Lock-Up Agreement”), to take effect at Closing, containing restrictions on transfer with respect to the Company’s Class A Shares held by each such holder (subject to certain exceptions, the “Lock-Up Shares”) for a period as follows: one-third (1/3) of the Lock-Up Shares will be restricted until 6 months after the Closing, one-third (1/3) of the Lock-Up Shares will be restricted until 12 months after the Closing, and one-third (1/3) of the Lock-Up Shares shall be restricted until 24 months after the Closing; provided, that each portion of the Lock-Up Shares will be freely tradable on the earlier of the date on which the closing price of the Company’s Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period on a VWAP (as defined below) basis during the relevant lock-up period and the date on which the Company consummates a liquidation, merger, capital share exchange, reorganization, or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A Shares for cash, securities or other property. For purposes of the Lock-Up Agreement, “VWAP” means, for any date, the daily volume weighted average price of the Company’s Class A Shares for such date (or the nearest preceding date) on the trading market on which the Company’s Class A Shares are then listed or quoted as reported by Bloomberg L.P. (based on a trading day from 9:30 a.m. (New York City time) to 4:00 p.m. (New York City time)).

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $74,000 in its operating bank account and a working capital deficit of approximately $1.1 million.

Our liquidity needs through September 30, 2022, were satisfied through the cash contribution of $25,000 from our Sponsor to purchase our Class B ordinary shares (“Founder Shares”), and a loan from our Sponsor of approximately $117,000 under a promissory note (the “Note”). We repaid the Note in full on July 21, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans. As of September 30, 2022, there was $300,000 outstanding under a Working Capital Loan.  No amounts were outstanding as of December 31, 2021.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the trust account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended September 30, 2022, we had net income of approximately $458,000, which consisted of non-operating income of approximately $315,000 resulting from changes in fair value of derivative warrant liabilities and approximately $687,000 of income from investments held in the trust account, partially offset by approximately $492,000 of general and administrative expenses and approximately $52,000 of general and administrative expenses - related party.

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

For the nine months ended September 30, 2022, we had net income of approximately $2.9 million, which consisted of non-operating income of approximately $4.0 million resulting from changes in fair value of derivative warrant liabilities and approximately $884,000 of income from investments held in the trust account, partially offset by approximately $1,688,000 of general and administrative expenses and approximately $340,000 of general and administrative expenses - related party.

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

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We did not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Support Agreement and Services

We agreed to pay our Sponsor a total of $10,000 per month, commencing on July 14, 2021, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, we incurred such fees of $30,000 and $25,000, respectively, included as general and administrative fees - related party on the condensed consolidated statements of operations. For the nine months ended September 30, 2022 and the period from March 10, 2021 (inception) through September 30, 2021, we incurred such fees of $90,000 and $25,000, respectively, included as general and administrative fees - related party on the condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, $49,000 and $3,000, respectively, has been accrued for such services and is included as due from related party on the accompanying condensed consolidated balance sheets.

An affiliate of our Sponsor and CFO provides office space and consulting fees to us. For the three months ended September 30, 2022 and 2021, we incurred fees of approximately $22,000 and $55,000, respectively, for these services, which are included as general and administrative fees –related party on the condensed consolidated statements of operations. For the nine months ended September 30, 2022 and the period from March 10, 2021 (inception) through September 30, 2021, we incurred fees of approximately $249,000 and $55,000, respectively, for these services, which are included as general and administrative fees - related party on the condensed consolidated statements of operations. As of September 30, 2022, approximately $16,000 was due to the related party.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed consolidated financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 11, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Registration Statement on Form S-1 as declared effective with the SEC on July 13, 2021 (File No. 333-257120) (the “Registration Statement”) and our Annual Report on Form 10-K filed with the SEC on April 11, 2022 (the “Annual Reposrt”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Registration Staement and our Annual Report, except as set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

We have not sold any equity securities during the nine months ended September 30, 2022

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

JATT ACQUISITION CORP

Date: November 14, 2022	By:	/s/ Someit Sidhu
	Name:	Someit Sidhu
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Verender S. Badial
Name:	Verender S. Badial
Title:	Chief Financial Officer
(Principal Accounting Officer)