Form 10-K
period 2022-12-31
Zura Bio Ltd
filed 2023-03-28
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number:001-40598

ZURA BIO LIMITED
(Exact name of registrant as specified in its Charter)

Cayman Islands	NA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4225 Executive Square, Suite 600 La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 247-0520

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares	ZURA	The Nasdaq Stock Market LLC
Warrants	ZURAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

At June 30, 2022, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $137,310,000..

As of March 19, 2023, there were 5,138,978 of the Company’s ordinary shares issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s definitive proxy statement/prospectus on Form S-4 dated February 28,2023, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023 (SEC File No. 333-267005) and the registrant’s current report on Form 8-K filed with the SEC on March 24, 2023 are incorporated into certain portions of Parts I, II, and III, as disclosed herein.

EXPLANATORY NOTE

As previously announced, on March 20, 2023 (the “Closing Date”), Zura Bio Limited, a limited company incorporated under the laws of England and Wales (“Zura” or “Issuer”), JATT Acquisition Corp, a Cayman Islands exempted company (“JATT”), JATT Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub”), JATT Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub 2”) and Zura Bio Holdings Ltd, a Cayman Islands exempted company (“Holdco”), consummated the closing of the transactions contemplated by the Business Combination Agreement, dated June 16, 2022, as amended on September 20, 2022, November 14, 2022 and January 13, 2023, by and among Zura, JATT, Merger Sub, Merger Sub 2, and Holdco (the “Business Combination Agreement”), following the approval at an extraordinary general meeting of JATT’s shareholders held on March 16, 2023 (the “Extraordinary General Meeting” and the consummation of such transactions, the “Closing”).

Pursuant to the Business Combination Agreement, (i) Merger Sub merged with and into Holdco, with Holdco continuing as the surviving company and a wholly owned subsidiary of JATT (the “Merger”); (ii) immediately following the Merger, Holdco merged with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving company and a wholly owned subsidiary of JATT (the “Subsequent Merger” and, together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”); and (iii) JATT changed its name to “Zura Bio Limited” (the “Company”).

Unless the context otherwise indicates or requires, references in this Annual Report to (1) the “Company,” “Zura Bio,” “we,” “us” and “our” refer to Zura Bio Limited and its consolidated subsidiaries, following the Business Combination; (2) “JATT” refers to JATT Acquisition Corp, prior to the Business Combination; and (3) “Legacy Zura” refers to Zura Bio Holdings Ltd, and its consolidated subsidiaries prior to the Business Combination.

This Annual Report on Form 10-K (this “Report”) principally describes the business and operations of the Company following the Business Combination, other than the audited financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which describe the business, financial condition, results of operations, liquidity and capital resources of JATT prior to the Business Combination.

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

PART I

ITEM 1. BUSINESS

General

During the year ended December 31, 2022 and prior to closing the Business Combination, JATT was a blank check company incorporated on March 10, 2021 as a Cayman Islands corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). For more information on the Business Combination, see the section entitled “Explanatory Note” elsewhere in this Report. Prior to closing the Business Combination, we neither engaged in any operations nor generated any revenue. Based on our business activities prior to closing the Business Combination, we were a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we had no operations and nominal assets consisting solely of cash and/or cash equivalents.

On March 22, 2021, JATT Ventures, LP (the “sponsor”), purchased 4,312,500 founder shares, which were  JATT Class B ordinary shares, for an aggregate purchase price of $25,000, or approximately $0.006 per share. On June 14, 2021, the sponsor surrendered 862,500 founder shares to us for no consideration, resulting in a decrease in the total number of founder shares outstanding from 4,312,500 to 3,450,000. Prior to the investment in the Company of $25,000 by the sponsor the Company had no assets, tangible or intangible. On July 16, 2021 the Company consummated the initial public offer, or IPO, of 12,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share (“JATT Class A Ordinary Shares”) and one-half of one redeemable warrant each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (“Public Warrants”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $120,000,000. As of July 16, 2021, a total of $121,200,000 ($10.10 per Unit) of the net proceeds from the IPO and a portion of the proceeds from the Private Placement (as defined below) were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”). On July 19, 2021, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 1,800,000 Units, and the sale of an additional 540,000 Private Placement Warrants each at $1.00 per warrant, generating total gross proceeds of $18,540,000. Following the closing, an additional $18,180,000 of the net proceeds ($10.10 per Unit) was placed in the Trust Account, resulting in $139,380,000 ($10.10 per Unit) held in the Trust Account.

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

Following the closing of the IPO on July 13, 2021 and the underwriters’ exercise of over-allotment option on July 19, 2021, $139,380,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account.

At December 31, 2022, the Company had $141,474,352 held in the Trust Account, which primarily consisted of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof.

Redemptions by Public Shareholders

In connection with JATT’s shareholder proposal to amend its amended and restated memorandum and articles of association to extend the date by which JATT was required to consummate a business combination, which was approved at an extraordinary general meeting held on January 12, 2023, the holders of 12,111,022 of JATT’s Class A Ordinary Shares, exercised their right to redeem their shares for cash at a redemption price of approximately $10.26 per share for an aggregate redemption amount of approximately $124,226,450.64. In connection with the Extraordinary General Meeting held on March 16, 2023 and the Business Combination, the holders of an additional 1,506,480 JATT Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.26 per share for an aggregate redemption amount of approximately $15,456,484.80. Prior to the Business Combination, holders of an aggregate of 13,617,502 JATT Class A Ordinary Shares exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $139,682,935.4, which amount was paid from the Trust Account.

The Business Combination

On March 20, 2023 (the “Closing Date”), Zura Bio Limited, a limited company incorporated under the laws of England and Wales (“Zura” or “Issuer”), JATT Acquisition Corp, a Cayman Islands exempted company (“JATT”), JATT Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub”), JATT Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub 2”) and Zura Bio Holdings Ltd, a Cayman Islands exempted company (“Holdco”), consummated the closing of the transactions contemplated by the Business Combination Agreement, dated June 16, 2022, as amended on September 20, 2022, November 14, 2022 and January 13, 2023, by and among Zura, JATT, Merger Sub, Merger Sub 2, and Holdco (the “Business Combination Agreement”), following the approval at an extraordinary general meeting of JATT’s shareholders held on March 16, 2023 (the “Extraordinary General Meeting” and the consummation of such transactions, the “Closing”).

Pursuant to the Business Combination Agreement, (i) Merger Sub merged with and into Holdco, with Holdco continuing as the surviving company and a wholly owned subsidiary of JATT (the “Merger”); (ii) immediately following the Merger, Holdco merged with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving company and a wholly owned subsidiary of JATT (the “Subsequent Merger” and, together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”); and (iii) JATT changed its name to “Zura Bio Limited” (the “Company”).

In connection with JATT’s shareholder proposal to amend its amended and restated memorandum and articles of association to extend the date by which JATT was required to consummate a business combination, which was approved at an extraordinary general meeting held on January 12, 2023, the holders of 12,111,022 of JATT’s ordinary shares, par value $0.0001 per share (the “JATT Class A Ordinary Shares”), exercised their right to redeem their shares for cash at a redemption price of approximately $10.26 per share for an aggregate redemption amount of approximately $124,226,450.64. In connection with the Extraordinary General Meeting and the Business Combination, the holders of an additional 1,506,480 Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.26 per share for an aggregate redemption amount of approximately $15,456,484.80. Prior to the Business Combination, holders of an aggregate of 13,617,502 Ordinary Shares exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $139,682,935.44.

Conversion and Exchange of Equity in the Business Combination

Pursuant to the Business Combination Agreement, all outstanding Holdco shares as of immediately prior to the Business Combination were cancelled in exchange for the right to receive a number of newly issued ordinary shares of JATT, par value $0.0001 per share (“Company Class A Ordinary Shares”), equal to the Exchange Ratio (as defined in the Business Combination Agreement) and all outstanding options to purchase shares of capital in Zura were exchanged for a number of options exercisable for newly issued Company Class A Ordinary Shares based upon the Exchange Ratio. The total consideration received by securityholders of Holdco at the Closing consisted of newly issued Company Class A Ordinary Shares (or options to purchase such shares) with an aggregate value equal to $165 million (the “Merger Consideration”).

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, in connection with the Merger and the Subsequent Merger, at the Closing, (i) each JATT unit was (to the extent not already separated) automatically separated and the holder thereof was deemed to hold one Company Class A Ordinary Share and one-half of a Company warrant; (ii) in consideration for the Merger, JATT issued to holders of Holdco’s issued and outstanding shares immediately prior to the Effective Time (as defined in the Business Combination Agreement) an aggregate of 14,558,067 JATT Class A Ordinary Shares (including 499,993 JATT Class A Ordinary Shares underlying restricted stock units granted to Amit Munshi, the Company’s Non-Executive Chairman) plus 1,941,933 options to acquire JATT Class A Ordinary Shares for which outstanding options to acquire Holdco ordinary shares were exchanged on Closing; and (iii) pursuant to the terms and conditions of JATT’s existing amended and restated memorandum and articles of association, all then-outstanding Class B ordinary shares, par value $0.0001 per share, were automatically converted into JATT Class A Ordinary Shares on a one-for-one basis.

PIPE Subscription Agreements

On the Closing Date of March 20, 2023, Ewon Comfortech Co., Ltd. (“Ewon”), an institutional accredited investor which is an indirect investor in Zura through its equity interest in Hana Immunotherapeutics LLC (“Hana”), purchased from JATT 2,000,000 JATT

Class A Ordinary Shares and Eugene Investment & Securities Co., Ltd (“Eugene”), an unaffiliated institutional credited investor, purchased from JATT 9,950 JATT Class A Ordinary Shares (Ewon, together with Eugene, the “PIPE Investors”), for an aggregate of 2,009,950 JATT Class A Ordinary Shares (the “PIPE Shares”) at a price of $10.00 per share, for an aggregate purchase price of $20,099,500 (the “PIPE Financing”), pursuant to the subscription agreement entered into by JATT and the Ewon as of June 16, 2022, as amended on November 25, 2022 (the “Ewon PIPE Subscription Agreement”) and the subscription agreement entered into by JATT and Eugene as of March 13, 2023 (the “Eugene PIPE Subscription Agreement” and, together with the Ewon PIPE Subscription Agreement, the “PIPE Subscription Agreements”). Pursuant to the PIPE Subscription Agreements, JATT granted certain registration rights to the PIPE Investors with respect to the PIPE Shares. The sale of the PIPE Shares was consummated concurrently with the closing of the Business Combination.

Forward Purchase Agreement

At the Closing of the Business Combination on March 20, 2023, Athanor Master Fund, LP and Athanor International Master Fund, LP (collectively, the “FPA Investors”), each of which is an unaffiliated institutional investor, purchased (i) an aggregate of 3,000,000 Company Class A Ordinary Shares at $10 per share for $30,000,000; (ii) an aggregate of 1,301,633 Company Class A Ordinary Shares at $10 per share for $13,016,330 (the “Redemption Backstop”) as public share redemptions were greater than 90% at the time of the Business Combination (the “Excess Redemptions”); and (iii) an additional 2,500,000 JATT Class A Ordinary Shares in consideration for the FPA Investors entering into the latest amendment, but for no additional monetary consideration, pursuant to the forward purchase agreements JATT and the FPA Investors entered into on August 5, 2021, as amended and restated on January 27, 2022 and as amended on March 8, 2023 (the “Forward Purchase Agreement”).

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, JATT, Zura, JATT Ventures, L.P., a Cayman Islands exempted limited partnership (the “Sponsor”) and certain directors and officers of JATT entered into a support agreement dated June 16, 2022 (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor and directors and officers of JATT agreed to (i) vote all of the JATT Class A Ordinary Shares beneficially owned by them, including any additional shares to which they acquire ownership of or the power to vote, in favor of the SPAC Shareholder Voting Matters (as defined in the Business Combination Agreement), (ii) not to redeem any of their JATT Class A Ordinary Shares in conjunction with shareholder approval of the Business Combination and (iii) be bound by certain transfer restrictions with respect to their JATT Class A Ordinary Shares.

Company Shareholder Support Agreement

Concurrently with the execution of the Business Combination Agreement, JATT, Zura and the shareholders of Zura entered into a support agreement dated June 16, 2022 (the “Company Shareholder Support Agreement”), pursuant to which the Zura shareholders agreed to vote all Zura ordinary shares beneficially owned by them, including any additional shares of Zura they acquire ownership of or the power to vote, in favor of the Business Combination and related transactions.

Sponsor Forfeiture Agreement

Contemporaneously with the execution of the Business Combination Agreement, the Sponsor entered into a sponsor forfeiture agreement (the “Sponsor Forfeiture Agreement”) with JATT and Zura, pursuant to which at the Closing, the Sponsor forfeited 4,133,466 of its private placement warrants to purchase JATT Class A Ordinary Shares, exercisable at $11.50 per share (the “Forfeited Private Placement Warrants”), acquired by the Sponsor in July 2021 upon JATT’s initial public offering, which were transferred to the FPA Investors and Ewon on a pro rata basis in accordance with the FPA Investors’ and Ewon’s total invested capital. The FPA Investors received an aggregate of 2,480,000 Forfeited Private Placement Warrants and Ewon received 1,653,466 Forfeited Private Placement Warrants.

Lock-Up Agreement

Contemporaneously with the execution of the Business Combination Agreement, JATT, the Sponsor, certain affiliates of the Sponsor and the Zura shareholders and optionholders, entered into a lock-up agreement (the “Lock-Up Agreement”), which took effect at Closing, containing restrictions on transfer with respect to Company Class A Ordinary Shares held by each such holder (subject to certain exceptions, the “Lock-Up Shares”) for a period as follows: one-third (1/3) of the Lock-Up Shares will be restricted until 6 months after the Closing, one-third (1/3) of the Lock-Up Shares will be restricted until 12 months after the Closing, and one-third (1/3) of the Lock-Up Shares shall be restricted until 24 months after the Closing; provided, that each portion of the Lock-Up Shares will be freely tradable on the earlier of (i) the date on which the closing price of the JATT ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period on a VWAP (as defined below) basis during the relevant lock-up period; and (ii) the date on which JATT consummates a liquidation, merger, capital share exchange, reorganization, or other similar transaction that results in all of JATT’s shareholders having the right to exchange their JATT ordinary shares for cash, securities or other property. For purposes of the Lock-Up Agreement, “VWAP” means, for any date, the daily volume weighted average price of the JATT ordinary shares for such date (or the nearest preceding date) on the trading market on which the JATT ordinary shares are then listed or quoted as reported by Bloomberg L.P. (based on a trading day from 9:30 a.m. (New York City time) to 4:00 p.m. (New York City time)).

Amendment to the Insider Letter Agreement

In connection with the execution of the Business Combination Agreement, JATT, the Sponsor, members of JATT’s board of directors and certain other individuals (collectively, the “Insiders”) entered into an Amendment to the Insider Letter Agreement (the “Amended Insider Letter Agreement”), which provides, among other things, that certain of JATT’s Class B ordinary shares (the “Founder Shares”) (and any JATT Class A Ordinary Shares issuable upon conversion thereof) shall be subject to certain time and share-performance-based vesting provisions which are described below. The Sponsor and the Insiders agreed that they shall not transfer any Founder Shares until the earlier of (A) six months after the completion of the initial business combination and (B) the date following the completion of an initial business combination on which JATT completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their JATT Class A Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if, subsequent to the Business Combination, the closing price of the Company’s Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after the Business Combination, the Founder Shares shall be released from the lock-up restrictions.

Lilly Lock-Up Agreement

Pursuant to the Equity Grant Agreement (the “JATT Equity Grant Agreement”) entered into on December 8, 2023, by and between JATT and Eli Lilly and Company (“Lilly”), JATT and Lilly entered into a Lock-Up Agreement (the “Lilly Lock-Up Agreement”), on the Closing Date. The Lilly Lock-Up Agreement contains restrictions on transfer with respect to the shares issued to Lilly under the JATT Equity Grant Agreement (subject to certain exceptions, the “Lilly Lock-Up Shares”) for a period as follows: one-third (1/3) of the Lilly Lock-Up Shares will be restricted until 6 months after the Closing, one-third (1/3) of the Lilly Lock-Up Shares will be restricted until 12 months after the Closing, and one-third (1/3) of the Lilly Lock-Up Shares shall be restricted until 24 months after the Closing; provided, that each portion of the Lilly Lock-Up Shares will be freely tradable on the earlier of (i) the date on which the closing price of the JATT ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period on a VWAP (as defined below) basis during the relevant lock-up period; and (ii) the date on which JATT consummates a liquidation, merger, capital share exchange, reorganization, or other similar transaction that results in all of JATT’s shareholders having the right to exchange their JATT ordinary shares for cash, securities or other property. For purposes of the Lilly Lock-Up Agreement, “VWAP” means, for any date, the daily volume weighted average price of the JATT ordinary shares for such date (or the nearest preceding date) on the trading market on which the JATT ordinary shares are then listed or quoted as reported by Bloomberg L.P. (based on a trading day from 9:30 a.m. (New York City time) to 4:00 p.m. (New York City time)).

Amended and Restated Registration and Shareholders Rights Agreement

In connection with the Closing, Zura, JATT and certain securityholders of each of Zura and JATT who received JATT Class A Ordinary Shares pursuant to the Business Combination Agreement, entered into an amended and restated registration and shareholders rights agreement (the “Registration Rights Agreement”), which became effective upon the consummation of the Business Combination. The Registration Rights Agreement governs the registration of certain of the Company Class A Ordinary Shares for resale and includes certain customary demand and “piggy-back” registration rights with respect to the Company Class A Ordinary Shares held by the parties thereto.

Hydra Promissory Note

On December 8, 2022, Zura and Hydra LLC, a Cayman Islands limited liability company managed and controlled by Verender S. Badial and Someit Sidhu (“Hydra”), entered into a promissory note (the “Hydra Promissory Note”) pursuant to which (i) Hydra loaned to Zura a principal amount (the “Principal Amount”) of $8 million (including an original issue discount of $400,000) with an interest rate equal to 9.0% per annum, compounding daily. Under the Hydra Promissory Note, Hydra had the right to accelerate the Hydra Promissory Note and receive an amount equal to 120% of the Principal Amount because the registration statement on Form S-4 relating to the Business Combination was not declared effective by the SEC on or before February 15, 2023. On March 8, 2023, Zura and Hydra signed a limited waiver letter under the Hydra Promissory Note (the “Waiver Letter”), pursuant to which Hydra agreed to waive its acceleration right in consideration of Zura paying to Hydra 125% of the Principal Amount (equal to $10,000,000 in the aggregate) on the earlier of December 8, 2023 and five business days after the consummation of the Business Combination.

On March 21, 2023, the Company repaid the Hydra Promissory Note in full and the Hydra Promissory Note was terminated.

As of the Closing Date and following the completion of the Business Combination, the Company had the following outstanding securities (including derivative securities):

●	27,552,148 Company Class A Ordinary Shares (including 499,993 Company Class A Ordinary Shares underlying restricted stock units (the “RSUs”));
●	6,900,000 public warrants, each exercisable for one Company Class A Ordinary Share at a price of $11.50 per share (the “Public Warrants”);
●	5,910,000 private placement warrants, each exercisable for one Company Class A Ordinary Share at a price of $11.50 per share (the “Private Placement Warrants”); and
●	1,941,933 options, each exercisable for one Company Class A Ordinary Share (the “Options”).

For further details regarding the Company’s business, see the section titled “Business of Zura Bio Limited” contained in our definitive Proxy Statement/Prospectus dated February 28, 2023, incorporated by reference herein.

Periodic Reporting and Financial Information

Our Class A Ordinary Shares and Public Warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 E Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. The contents of this website are not incorporated into this filing. Further, our references to the uniform resource locator (“URL”) for this website are intended to be inactive textual references only.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item in our Annual Report. The risks associated with the Company’s business are described in the Proxy Statement/Prospectus in the section titled “Risk Factors” beginning on page 47 of the Proxy Statement/Prospectus.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located c/o Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands

We currently maintain a business executive office at 4225 Executive Square, Suite 600, La Jolla, CA.  We consider our office space adequate for our current operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

JATT’s units, public Class A Ordinary Shares and public warrants were historically quoted on The New York Stock Exchange under the symbols “JATT U,” “JATT” and “JATT WS,” respectively. The Company Class A Ordinary Shares and Warrants commenced trading on The Nasdaq Capital Market under the new trading symbols “ZURA” and “ZURAW,” respectively, on March 21, 2023.

In connection with the Closing, each JATT unit was separated into its components, which consisted of one JATT Class A Ordinary Share and one-half of one redeemable warrant, and such units no longer exist. As of the Closing Date and following the completion of the Business Combination, there were 27,552,148 Company Class A Ordinary Shares issued and outstanding held of record by 15 holders and 6,900,000 Public Warrants outstanding held of record by four holders.

 Dividends

We have not paid any cash dividends on our Class A Ordinary shares shares to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends will be within the discretion of our Board at such time. In addition, our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.Further, if we incur any indebtedness in the future, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022, we had no compensation plans under which equity securities of the Company were authorized for issuance.

Zura Bio Limited 2023 Equity Incentive Plan

At the Extraordinary General Meeting held on March 16, 2023, the JATT shareholders considered and approved the Equity Incentive Plan. The Equity Incentive Plan was previously approved, subject to shareholder approval, by JATT’s board of directors. The Equity Incentive Plan became effective immediately upon the Closing Date. The Equity Incentive Plan initially makes available for issuance a maximum number of 4,029,898 Company Class A Ordinary Shares. Additionally, the number of shares reserved for issuance under the Equity Incentive Plan will automatically increase on January 1st of each year, beginning on January 1, 2024 and continuing through and including January 1, 2029, in an amount equal to the lesser of (i) five percent (5%) of the Company Class A Ordinary Shares outstanding on the final day of the immediately preceding calendar year, (ii) 8,059,796 Company Class A Ordinary Shares or (iii) such smaller number of shares as determined by the Company’s board of directors.

A summary of the terms of the Company’s Equity Incentive Plan is set forth in the Proxy Statement/Prospectus in the section titled “Proposal 5—The Equity Incentive Plan Proposal” beginning on page 157 of the Proxy Statement/Prospectus, which is incorporated herein by reference. Such summary and the foregoing description are qualified in their entirety by reference to the text of the Equity Incentive Plan, a copy of which is attached hereto as Exhibit 10.11 and incorporated herein by reference.

Zura Bio Limited 2023 Employee Stock Purchase Plan

At the Extraordinary General Meeting, the JATT shareholders considered and approved the ESPP. The ESPP was previously approved, subject to shareholder approval, by JATT’s board of directors. The ESPP became effective immediately upon the Closing Date. The maximum number of Company Class A Ordinary Shares that may be issued under the ESPP is 4,029,898, plus the aggregate number of Company Class A Ordinary Shares that are added under the Equity Incentive Plan on January 1st of each calendar year, beginning on January 1, 2024 and ending on and including January 1, 2029.

A summary of the terms of the Company’s ESPP is set forth in the Proxy Statement/Prospectus in the section titled “Proposal 7—The ESPP Proposal” beginning on page 167 of the Proxy Statement/Prospectus, which is incorporated herein by reference. Such summary and the foregoing description are qualified in their entirety by reference to the text of the ESPP, a copy of which is attached hereto as Exhibit 10.12 and incorporated herein by reference.

Recent Sales of Unregistered Securities

The disclosure set forth in Item 1. the “Business Combination” above is incorporated by reference into this Item 5.

The securities issued in connection with the PIPE Subscription Agreements and Forward Purchase Agreement have not been registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

As of December 31, 2022, the Company had $141,474,352 held in the Trust Account, which primarily consisted of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof, and the Company had $14,000 in its operating bank account and a working capital deficit of approximately $1.8 million. After the payment of approximately $139,682,935 to the redeeming public shareholders from the Trust Account in connection with the Business Combination, at March 20, 2023 the Company had $1,896,154 of cash remaining in the Trust Account.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “company,” “our,” “us” or “we” refer to JATT Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1.A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Overview

Prior to closing the Business Combination on March 20, 2023, we were a blank check company incorporated as a Cayman Islands exempted company on March 10, 2021. We were incorporated for the purpose of effecting a Business Combination.

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

Trust Account Redemptions

In connection with JATT’s shareholder proposal to amend its amended and restated memorandum and articles of association to extend the date by which JATT was required to consummate a business combination, which was approved at an extraordinary general meeting held on January 12, 2023, the holders of 12,111,022 of JATT’s ordinary shares, par value $0.0001 per share (the “JATT Class A Ordinary Shares”), exercised their right to redeem their shares for cash at a redemption price of approximately $10.26 per share for an aggregate redemption amount of approximately $124,226,450.64. In connection with the Extraordinary General Meeting and the Business Combination, the holders of an additional 1,506,480 Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.26 per share for an aggregate redemption amount of approximately $15,456,484.80. Prior to the Business Combination, holders of an aggregate of 13,617,502 Ordinary Shares exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $139,682,935.44.

Business Combination

On March 20, 2023 (the “Closing Date”), Zura Bio Limited, a limited company incorporated under the laws of England and Wales (“Zura”), JATT Acquisition Corp, a Cayman Islands exempted company (“JATT”), JATT Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub”), JATT Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub 2”) and Zura Bio Holdings Ltd, a Cayman Islands exempted company (“Holdco”), consummated the closing of the transactions contemplated by the Business Combination Agreement, dated June 16, 2022, as amended on September 20, 2022, November 14, 2022 and January 13, 2023, by and among Zura, JATT, Merger Sub, Merger Sub 2, and Holdco (the “Business Combination Agreement”), following the approval at an extraordinary general meeting of JATT’s shareholders held on March 16, 2023 (the “Extraordinary General Meeting” and the consummation of such transactions, the “Closing”).

Pursuant to the Business Combination Agreement, (i) Merger Sub merged with and into Holdco, with Holdco continuing as the surviving company and a wholly owned subsidiary of JATT (the “Merger”); (ii) immediately following the Merger, Holdco merged with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving company and a wholly owned subsidiary of JATT (the “Subsequent Merger” and, together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”); and (iii) JATT changed its name to “Zura Bio Limited” (the “Company” or “Zura Bio Limited”).

In connection with JATT’s shareholder proposal to amend its amended and restated memorandum and articles of association to extend the date by which JATT was required to consummate a business combination, which was approved at an extraordinary general meeting held on January 12, 2023, the holders of 12,111,022 of JATT’s ordinary shares, par value $0.0001 per share (the “JATT Class A Ordinary Shares”), exercised their right to redeem their shares for cash at a redemption price of approximately $10.26 per share for an aggregate redemption amount of approximately $124,226,450.64. In connection with the Extraordinary General Meeting and the Business Combination, the holders of an additional 1,506,480 Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.26 per share for an aggregate redemption amount of approximately $15,456,484.80. Prior to the Business Combination, holders of an aggregate of 13,617,502 Ordinary Shares exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $139,682,935.44.

Conversion and Exchange of Equity in the Business Combination

Pursuant to the Business Combination Agreement, all outstanding Holdco shares as of immediately prior to the Business Combination were cancelled in exchange for the right to receive a number of newly issued ordinary shares of JATT, par value $0.0001 per share (“Company Class A Ordinary Shares”), equal to the Exchange Ratio (as defined in the Business Combination Agreement) and all outstanding options to purchase shares of capital in Zura were exchanged for a number of options exercisable for newly issued Company Class A Ordinary Shares based upon the Exchange Ratio. The total consideration received by securityholders of Holdco at the Closing consisted of newly issued Company Class A Ordinary Shares (or options to purchase such shares) with an aggregate value equal to $165 million (the “Merger Consideration”).

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, in connection with the Merger and the Subsequent Merger, at the Closing, (i) each JATT unit was (to the extent not already separated) automatically separated and the holder thereof was deemed to hold one JATT Class A Ordinary Share and one-half of a JATT warrant; (ii) in consideration for the Merger, JATT issued to holders of Holdco’s issued and outstanding shares immediately prior to the Effective Time (as defined in the Business Combination Agreement) an aggregate of 14,558,067 JATT Class A Ordinary Shares (including 499,993 JATT Class A Ordinary Shares underlying restricted stock units granted to Amit Munshi, the Company’s Non-Executive Chairman) plus 1,941,933 options to acquire JATT Class A Ordinary Shares for which outstanding options to acquire Holdco ordinary shares were exchanged on Closing; and (iii) pursuant to the terms and conditions of JATT’s existing amended and restated memorandum and articles of association, all then-outstanding Class B ordinary shares, par value $0.0001 per share, were automatically converted into JATT Class A Ordinary Shares on a one-for-one basis.

PIPE Subscription Agreements

On the Closing Date, Ewon Comfortech Co., Ltd. (“Ewon”), an institutional accredited investor which is an indirect investor in Zura through its equity interest in Hana Immunotherapeutics LLC (“Hana”), purchased from JATT 2,000,000 JATT Class A Ordinary Shares and Eugene Investment & Securities Co., Ltd (“Eugene”), an unaffiliated institutional credited investor, purchased from JATT 9,950 JATT Class A Ordinary Shares (Ewon, together with Eugene, the “PIPE Investors”), for an aggregate of 2,009,950 JATT Class A Ordinary Shares (the “PIPE Shares”) at a price of $10.00 per share, for an aggregate purchase price of $20,099,500 (the “PIPE Financing”), pursuant to the subscription agreement entered into by JATT and the Ewon as of June 16, 2022, as amended on November 25, 2022 (the “Ewon PIPE Subscription Agreement”) and the subscription agreement entered into by JATT and Eugene as of March 13, 2023 (the “Eugene PIPE Subscription Agreement” and, together with the Ewon PIPE Subscription Agreement, the “PIPE Subscription Agreements”). Pursuant to the PIPE Subscription Agreements, JATT granted certain registration rights to the PIPE Investors with respect to the PIPE Shares. The sale of the PIPE Shares was consummated concurrently with the closing of the Business Combination.

Forward Purchase Agreement

At the Closing of the Business Combination, Athanor Master Fund, LP and Athanor International Master Fund, LP (collectively, the “FPA Investors”), each of which is an unaffiliated institutional investor, purchased (i) an aggregate of 3,000,000 JATT Class A Ordinary Shares at $10 per share for $30,000,000; (ii) an aggregate of 1,301,633 JATT Class A Ordinary Shares at $10 per share for $13,016,330 (the “Redemption Backstop”) as public share redemptions were greater than 90% at the time of the Business Combination (the “Excess Redemptions”); and (iii) an additional 2,500,000 JATT Class A Ordinary Shares in consideration for the FPA Investors entering into the latest amendment, but for no additional monetary consideration, pursuant to the forward purchase agreements JATT and the FPA Investors entered into on August 5, 2021, as amended and restated on January 27, 2022 and as amended on March 8, 2023 (the “Forward Purchase Agreement”).

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, JATT, Zura, JATT Ventures, L.P., a Cayman Islands exempted limited partnership (the “Sponsor”) and certain directors and officers of JATT entered into a support agreement dated June 16, 2022 (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor and directors and officers of JATT agreed to (i) vote all of the JATT Class A Ordinary Shares beneficially owned by them, including any additional shares to which they acquire ownership of or the power to vote, in favor of the SPAC Shareholder Voting Matters (as defined in the Business Combination Agreement), (ii) not to redeem any of their JATT Class A Ordinary Shares in conjunction with shareholder approval of the Business Combination and (iii) be bound by certain transfer restrictions with respect to their JATT Class A Ordinary Shares.

Company Shareholder Support Agreement

Concurrently with the execution of the Business Combination Agreement, JATT, Zura and the shareholders of Zura entered into a support agreement dated June 16, 2022 (the “Company Shareholder Support Agreement”), pursuant to which the Zura shareholders agreed to vote all Zura ordinary shares beneficially owned by them, including any additional shares of Zura they acquire ownership of or the power to vote, in favor of the Business Combination and related transactions.

Sponsor Forfeiture Agreement

Contemporaneously with the execution of the Business Combination Agreement, the Sponsor entered into a sponsor forfeiture agreement (the “Sponsor Forfeiture Agreement”) with JATT and Zura, pursuant to which at the Closing, the Sponsor forfeited 4,133,466 of its private placement warrants to purchase JATT Class A Ordinary Shares, exercisable at $11.50 per share (the “Forfeited Private Placement Warrants”), acquired by the Sponsor in July 2021 upon JATT’s initial public offering, which were transferred to the FPA Investors and Ewon on a pro rata basis in accordance with the FPA Investors’ and Ewon’s total invested capital. The FPA Investors received an aggregate of 2,480,000 Forfeited Private Placement Warrants and Ewon received 1,653,466 Forfeited Private Placement Warrants.

Lock-Up Agreement

Contemporaneously with the execution of the Business Combination Agreement, JATT, the Sponsor, certain affiliates of the Sponsor and the Zura shareholders and optionholders, entered into a lock-up agreement (the “Lock-Up Agreement”), which took effect at Closing, containing restrictions on transfer with respect to Company Class A Ordinary Shares held by each such holder (subject to certain exceptions, the “Lock-Up Shares”) for a period as follows: one-third (1/3) of the Lock-Up Shares will be restricted until 6 months after the Closing, one-third (1/3) of the Lock-Up Shares will be restricted until 12 months after the Closing, and one-third (1/3) of the Lock-Up Shares shall be restricted until 24 months after the Closing; provided, that each portion of the Lock-Up Shares will be freely tradable on the earlier of (i) the date on which the closing price of the JATT ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period on a VWAP (as defined below) basis during the relevant lock-up period; and (ii) the date on which JATT consummates a liquidation, merger, capital share exchange, reorganization, or other similar transaction that results in all of JATT’s shareholders having the right to exchange their JATT ordinary shares for cash, securities or other property. For purposes of the Lock-Up Agreement, “VWAP” means, for any date, the daily volume weighted average price of the JATT ordinary shares for such date (or the nearest preceding date) on the trading market on which the JATT ordinary shares are then listed or quoted as reported by Bloomberg L.P. (based on a trading day from 9:30 a.m. (New York City time) to 4:00 p.m. (New York City time)).

Amendment to the Insider Letter Agreement

In connection with the execution of the Business Combination Agreement, JATT, the Sponsor, members of JATT’s board of directors and certain other individuals (collectively, the “Insiders”) entered into an Amendment to the Insider Letter Agreement (the “Amended Insider Letter Agreement”), which provides, among other things, that certain of JATT’s Class B ordinary shares (the “Founder Shares”) (and any JATT Class A Ordinary Shares issuable upon conversion thereof) shall be subject to certain time and share-performance-based vesting provisions which are described below. The Sponsor and the Insiders agreed that they shall not transfer any Founder Shares until the earlier of (A) six months after the completion of the initial business combination and (B) the date following the completion of an initial business combination on which JATT completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their JATT Class A Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if, subsequent to the Business Combination, the closing price of the JATT Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after the Business Combination, the Founder Shares shall be released from the lock-up restrictions.

Lilly Lock-Up Agreement

Pursuant to the Equity Grant Agreement (the “JATT Equity Grant Agreement”) entered into on December 8, 2023, by and between JATT and Eli Lilly and Company (“Lilly”), JATT and Lilly entered into a Lock-Up Agreement (the “Lilly Lock-Up Agreement”), on the Closing Date. The Lilly Lock-Up Agreement contains restrictions on transfer with respect to the shares issued to Lilly under the JATT Equity Grant Agreement (subject to certain exceptions, the “Lilly Lock-Up Shares”) for a period as follows: one-third (1/3) of the Lilly Lock-Up Shares will be restricted until 6 months after the Closing, one-third (1/3) of the Lilly Lock-Up Shares will be restricted until 12 months after the Closing, and one-third (1/3) of the Lilly Lock-Up Shares shall be restricted until 24 months after the Closing; provided, that each portion of the Lilly Lock-Up Shares will be freely tradable on the earlier of (i) the date on which the closing price of the JATT ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period on a VWAP (as defined below) basis during the relevant lock-up period; and (ii) the date on which JATT consummates a liquidation, merger, capital share exchange, reorganization, or other similar transaction that results in all of JATT’s shareholders having the right to exchange their JATT ordinary shares for cash, securities or other property. For purposes of the Lilly Lock-Up Agreement, “VWAP” means, for any date, the daily volume weighted average price of the JATT ordinary shares for such date (or the nearest preceding date) on the trading market on which the JATT ordinary shares are then listed or quoted as reported by Bloomberg L.P. (based on a trading day from 9:30 a.m. (New York City time) to 4:00 p.m. (New York City time)).

Amended and Restated Registration and Shareholders Rights Agreement

In connection with the Closing, Zura, JATT and certain securityholders of each of Zura and JATT who received JATT Class A Ordinary Shares pursuant to the Business Combination Agreement, entered into an amended and restated registration and shareholders rights agreement (the “Registration Rights Agreement”), which became effective upon the consummation of the Business Combination. The Registration Rights Agreement governs the registration of certain of the Company Class A Ordinary Shares for resale and includes certain customary demand and “piggy-back” registration rights with respect to the Company Class A Ordinary Shares held by the parties thereto.

Hydra Promissory Note

On December 8, 2022, Zura and Hydra LLC, a Cayman Islands limited liability company managed and controlled by Verender S. Badial and Someit Sidhu (“Hydra”), entered into a promissory note (the “Hydra Promissory Note”) pursuant to which (i) Hydra loaned to Zura a principal amount (the “Principal Amount”) of $8 million (including an original issue discount of $400,000) with an interest rate equal to 9.0% per annum, compounding daily. Under the Hydra Promissory Note, Hydra had the right to accelerate the Hydra Promissory Note and receive an amount equal to 120% of the Principal Amount because the registration statement on Form S-4 relating to the Business Combination was not declared effective by the SEC on or before February 15, 2023. On March 8, 2023, Zura and Hydra signed a limited waiver letter under the Hydra Promissory Note (the “Waiver Letter”), pursuant to which Hydra agreed to waive its acceleration right in consideration of Zura paying to Hydra 125% of the Principal Amount (equal to $10,000,000 in the aggregate) on the earlier of December 8, 2023 and five business days after the consummation of the Business Combination. On March 21, 2023, Zura repaid the Hydra Promissory Note in full and the Hydra Promissory Note was terminated.

As of the Closing Date and following the completion of the Business Combination, the Company had the following outstanding securities (including derivative securities):

●27,552,148 Company Class A Ordinary Shares (including 499,993 Company Class A Ordinary Shares underlying restricted stock units (the “RSUs”));

•	6,900,000 public warrants, each exercisable for one Company Class A Ordinary Share at a price of $11.50 per share (the “Public Warrants”);

•	5,910,000 private placement warrants, each exercisable for one Company Class A Ordinary Share at a price of $11.50 per share (the “Private Placement Warrants”); and

•	1,941,933 options, each exercisable for one Company Class A Ordinary Share (the “Options”).

Liquidity and Capital Resources

Our liquidity needs through December 31, 2022, were satisfied through the cash contribution of $25,000 from our Sponsor to purchase our Class B ordinary shares (“Founder Shares”), and a loan from our Sponsor of approximately $117,000 under a promissory note (the “Note”). We repaid the Note in full on July 21, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans. As of December 31, 2022, there was $356,000 outstanding under a Working Capital Loan. No amounts were outstanding as of December 31, 2021.

Results of Operations before the Business Combination

Our entire activity since inception up to December 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the year ended December 31, 2022, we had net income of approximately $3.6 million, which consisted of non-operating income of approximately $4.1 million resulting from changes in fair value of derivative warrant liabilities and approximately $2.1 million of income from investments held in the trust account, partially offset by approximately $2.3 million of general and administrative expenses and approximately $381,000 of general and administrative expenses - related party.

For the period from March 10 (inception) through December 31, 2021, we had net income of approximately $6.8 million, resulting from a non-operating gain of approximately $10.2 million from the change in fair value of the derivative warrant liabilities and an unrealized gain on investments held in the trust account of approximately $19,000, partially offset by a non-operating loss of approximately $1.8 million for the fair value of warrants issued to our Sponsor in excess of the purchase price, a non-operating loss of approximately $747,000 for offering costs associated with our derivative warrant liabilities and approximately $889,000 in general and administrative costs, including approximately $168,000 of general and administrative expenses to a related party.

Off-balance sheet financing arrangements before the Business Combination

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

Contractual obligations before the Business Combination

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

Support Agreement and Services

We agreed to pay our Sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021, we incurred approximately $120,000 and $55,000, respectively, in such fees, included as general and administrative expenses on the consolidated statements of operations. As of December 31, 2022 and 2021, $78,000 and $18,000 has been included for such services and is included as due from related party on the accompanying consolidated balance sheets.

An affiliate of our Sponsor and CFO provides office space and consulting services to us. For year ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021, the Company incurred fees of $60,000 and $113,000, respectively, included as general and administrative fees - related party on the consolidated statements of operations. As of December 31, 2022 and 2021, there is no balance owed for these services

For the year ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021,we incurred merger consulting fees of $201,000 and $0, respectively, included as general and administrative fees - related party on the consolidated statements of operations.

Forward Purchase Agreements

On August 5, 2021, we entered into Forward Purchase Agreements with certain of our Anchor Investors, Athanor Master Fund LP (“AMF”) and with Athanor International Master Fund, LP (“AIF”) (collectively the “Forward Purchase Agreements”, and collectively, “AMF and AIF are “FPA Purchasers”).

Pursuant to the Forward Purchase Agreements, we were to issue and sell to the FPA Purchasers, and the FPA Purchasers were to purchase from us, an aggregate of 7,500,000 forward purchase shares, or “Forward Purchase Shares”, for a purchase price of $10.00 per Forward Purchase Share, or $75,000,000 in the aggregate. Each Forward Purchase Share will consist of one Class A ordinary share of the Company. The Class A ordinary shares would have the same terms as the Company’s publicly traded Class A ordinary shares but will be restricted securities and not be freely tradable until registered with the Securities and Exchange Commission (SEC”).

In January 2022, we amended the Forward Purchase Agreements (“Amended Forward Purchase Agreements”) to: (1) reduce the number of forward purchase shares from an aggregate of 7,500,000 to 3,000,000 and from a total $75,000,000 in the aggregate to $30,000,000 in the aggregate; and (2) to add a requirement for the FPA Purchasers to provide a binding redemption backstop (the “Redemption Backstop”) to purchase an additional $15 million of redeeming shareholders in the event that redemptions are greater than 90% in connection with a Business Combination (the “Excess Redemptions”); and (3) to add a requirement that at the time of entering into a binding agreement for the Business Combination, the Purchasers will directly provide the target merger company (Target”) with bridge financing of $30 million evidenced by a convertible promissory note (“Convertible Note”) which shall be convertible into the our Class A ordinary shares at the closing of the Business Combination.

On March 8, 2023, the Company and the FPA Purchasers entered into Amendment No. 2 to Forward Purchase Agreement and Related Agreements, pursuant to which, among other things, the FPA Purchasers agreed to purchase up to 1,500,000 shares of JATT’s Class A ordinary shares from the Company for an aggregate purchase price of up to $15,000,000 in the event that redemptions exceed certain thresholds. The agreement previously provided that such shares would be purchased from public stockholders. The FPA Purchasers will be issued an additional 2,500,000 Class A Shares upon the closing of the business combination previously announced between JATT and Zura in connection with the amendment.

For more information, the full text of the Amended Forward Purchase Agreements are included as Exhibit 10.1 to our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on April 11, 2022, and our Current Report on 8-K dated March 10, 2023.

Critical Accounting Policies and Estimates before the Business Combination

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation and a Black Scholes option pricing model, respectively. The fair value of the Private Placement Warrants continues to be measured using a Black-Scholes option pricing model. The fair value of the Public Warrants were subsequently measured at their listed trading price since they began to be separately listed and traded beginning in September 2021. Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 12,810,000 ordinary shares because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 450,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Fair value adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. As of December 31, 2022 and 2021, 13,800,000 shares of Class A ordinary shares are subject to possible redemption and are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheets.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022, for the reasons described above in Disclosure Controls and Procedures.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS & CORPORATE GOVERNANCE

After the Closing of the Business Combination, the Company’s directors and executive officers are as follows, with each person’s biography and familial relationship, if any, described in the Proxy Statement/Prospectus in the section titled “Combined Company Management and Governance After the Business Combination” beginning on page 276 of the Proxy Statement/Prospectus, which is incorporated herein by reference.

Name	Age*	Position
Executive Officers
Someit Sidhu	33	Chief Executive Officer and Director
Verender Badial	50	Interim Chief Financial Officer
Preston Klassen	54	President and Chief Operating Officer
Chris Cabell	53	Chief Medical Officer and Executive Vice President
Kimberly Ann Davis	55	General Counsel
Theresa Lowry	49	Chief Human Resources Officer
Gary Whale	49	Chief Technology Officer
Michael Howell	46	Senior Vice President, Translation Medicine
Non-Employee Directors
Amit Munshi	53	Director, Chairman of the Board
Sandeep Kulkarni	41	Director
Garry Neil	68	Director
Steve Schoch	63	Director
Jennifer Jarrett	52	Director
Neil Graham	64	Director

Executive Officers

Dr. Someit Sidhu, our Chief Executive Officer and a director, is the Co-Founder and has been the CEO of Akaza Bioscience since 2019 and the CEO of Izana Bioscience since 2017 as well as the Co-Founder of Pathios Therapeutics. Since July 2021, Dr. Sidhu has served as the Chairman and Chief Executive Officer of JATT Acquisition Corp. Dr. Sidhu has broad expertise covering various topics in the life sciences industry. Prior to these companies, he advised many large international pharmaceutical companies as a management consultant at McKinsey & Co, where he primarily focused on Pharmaceutical R&D and Portfolio Strategy. Dr. Sidhu gained medical experience during his time in Cardiology and General Surgery after graduating from the Oxford Medical School. We believe Dr. Sidhu is well-qualified to serve as a Director due to his extensive operational and investment experience in the life sciences industry.

Preston Klassen, M.D., our President and Chief Operating Officer, previously served as President and Chief Executive Officer and as a member of the Board of Directors of Metacrine, Inc. since June 2020. From March 2017 to June 2020, Dr. Klassen served as Executive Vice President, Head of Research and Development and Chief Medical Officer of Arena Pharmaceuticals, Inc., a biopharmaceutical company. From June 2016 to March 2017, he was Chief Medical Officer of Laboratoris Sanifit S.L., a biotechnology company, and prior to that, from November 2009 to May 2016, was Executive Vice President, Head of Global Development at Orexigen Therapeutics, Inc. Dr. Klassen also held several positions of increasing responsibility at Amgen Inc., including Therapeutic Area Head for Nephrology. Before joining Amgen, he was a faculty member in the Division of Nephrology at Duke University Medical Center. From February 2014 to May 2020, Dr. Klassen served on the board of directors of Conatus Pharmaceuticals Inc., a publicly traded biotechnology company that merged with Histogen Inc. in May 2020. Dr. Klassen holds a B.S. in Chemistry from Central University of Iowa. Dr. Klassen received his medical degree from the University of Nebraska College of Medicine and completed his residency in internal medicine, fellowship in nephrology, and Master of Health Sciences degree at Duke University.

Dr. Chris Cabell is the Chief Medical Officer and Executive Vice President at Zura. In addition, he has served on the Board of Directors of Pulmatrix Inc from July 2020 until the present. Prior to joining Zura, Dr Cabell spent 2 years at Emergent BioSolutions as Chief Medical Office and Head of Clinical Development from February 2021 until January 2023. Prior to that, Dr. Cabell spent 3 years at Arena Pharmaceuticals from October 2017 until June 2020, with increasing responsibilities including Chief Medical Officer, Head of Research and Development, and Head of Clinical Development. Previously, Dr. Cabell spent 10 years at Quintiles Inc and QuintilesIMS in a variety of management positions including Chief Medical and Scientific Officer, Global Head of Medical and Project Management,

and Global Head of Business Development. Prior to joining Quintiles, Dr. Cabell was Associate Professor of Medicine in the Division of Cardiology at Duke University School of Medicine. Dr. Cabell is a Fellow of the American College of Cardiology and has over 100 peer reviewed publications including in the New England Journal of Medicine, JAMA, and Annals of Internal Medicine. Board certified in both internal medicine and cardiovascular diseases, Dr. Cabell is an honors graduate of Pennsylvania State University and Duke University, earning both his Medical Degree and a Masters in Health Sciences from the latter.

Kimberly Ann Davis has served as General Counsel of Zura since September 2022. Previously, Ms. Davis served as Vice President, Deputy General Counsel and Chief Compliance Officer of Arena Pharmaceuticals, Inc. from 2020 to until its acquisition by Pfizer in September 2022. From 2014 to 2020, Ms. Davis was Vice President and Chief Compliance Officer of Kaleo, Inc. From 2011 to 2014, Ms. Davis was Vice President and Health Care Law & Compliance Officer of Impax Laboratories, Inc. (now Amneal Pharmaceuticals LLC). In previous roles, Ms. Davis was Executive Director from 2008 to 2011 and Associate General Counsel from 2000 to 2008 at Amgen, Inc. Ms. Davis holds a Juris Doctor from Pepperdine University School of Law, and a Bachelor of Arts in Business Management from Sweet Briar College.

Theresa Lowry, our Chief Human Resources Officer, joins Zura from Metacrine, Inc. where she had served as Executive Vice President of Human Resources and Business Operations since August 2020. Prior to Metacrine, Ms. Lowry was head of global HR Operations and Total Rewards at Arena Pharmaceuticals, Inc. from April 2019 to August 2020. Prior to joining Arena, Ms. Lowry held HR leadership positions at Acadia Pharmaceuticals Inc. from June 2018 to March 2019 and at Ultragenyx Pharmaceutical Inc. from June 2017 to June 2018. She began her career as a consultant with Arthur Andersen and Ernst & Young in their human capital consulting practices. Ms. Lowry received a B.A. in Spanish language and literature from the University of Virginia and an M.S. in business and corporate law from the University of San Diego School of Law.

Gary Whale is a seasoned professional in the pharmaceutical development of biologics with a career spanning over 25 years. Before joining Zura Bio as Chief Technology Officer and part of the executive management team, Dr. Whale was employed as Vice President, Global Head of Technical Operations at EUSA Pharma, a privately held specialty rare disease company focused on the commercial supply of oncology biologics starting in May 2020. Having nurtured this company through significant growth and profitability, this company was successfully sold in 2022 to a larger Italian specialty care company, Recordati S.p.A. Prior to this, from January 2018 to April 2020, Dr. Whale was Chief Operating Officer at VHsquared, a biotech start-up company specializing the clinical development of treatments focused on autoimmune conditions such as Crohn’s disease and Ulcerative Colitis. From March 2014 to January 2018, Dr. Whale was VP CMC & Manufacturing Operations at VHsquared. During this time a number of global clinical studies were completed and the assets are currently undergoing further phase 2 trials. Previously, Dr. Whale spent a number of years at other companies, such as: Emergent BioSolutions from January 2007 to June 2013, Microscience Ltd from September 2002 to May 2007 and Proctor and Gamble from November 1996 to October 1999, all of which were in a technical operations role. Dr. Whale holds a bachelor’s degree in Biochemistry and a master’s degree in Microbiology from the University of London, and a PhD in the purification and characterization of bacterial cell surface antigens from Robert Gordon University, Aberdeen.

Non-Employee Directors

Amit D. Munshi will serve as the Chairman of our Board of Directors. Most recently, Mr. Munshi was President and Chief Executive Officer of Arena Pharmaceuticals Inc. from May 2016 to March 2022 and a member of the Board of Directors from June 2016 until March 2022, when Arena Pharmaceuticals was sold to Pfizer Inc. Previously, Mr. Munshi served as President and Chief Executive Officer and as a director of 288 Epirus Biopharmaceuticals, Inc., a biopharmaceutical company focused on biosimilars, and Percivia LLC, a biotechnology company which was sold to Johnson & Johnson. Subsequent to an asset sale, in July 2016, Epirus filed a voluntary Chapter 7 petition in the United States Bankruptcy Court for the District of Massachusetts. Prior to Epirus and Percivia, Mr. Munshi was a co-founder and served as Chief Business Officer of Kythera Biopharmaceuticals, Inc. from 2005 to 2010, which was sold to Allergan plc, and held multiple leadership positions at Amgen Inc. from 1997 to 2005, including General Manager, Nephrology Europe. He has served as the Chairman of the Board of Enterprise Therapeutics since January 2020. Simultaneously, Mr. Munshi has also served as a member of the Board of Directors and Audit Committee of Galecto Inc. (GLTO) since January 2020. Mr. Munshi likewise served as a member of the Board and Audit Committee of Pulmatrix Inc. (PULM) from June 2017 until March 2021. Additionally, Mr. Munshi currently serves as a director of two U.S. subsidiaries of Zura: Zura Bio Inc. and Z33 Bio Inc. Mr. Munshi holds a B.S. in Economics and a B.A. in History from the University of California, Riverside, and an M.B.A. from the Peter F. Drucker School of Management at Claremont Graduate University. Mr. Munshi has more than 30 years of global biopharmaceutical industry experience in executive management, business development, product development and portfolio management. Mr. Munshi’s vast executive management and business experience in the global biopharmaceutical industry and in-depth knowledge of product development gives him the qualifications, attributes and skills to serve as one of our directors.

Sandeep C. Kulkarni, M.D., a director, has served as a Director of Zura since March 31, 2022. He is currently the Chief Executive Officer and co-founder of Tourmaline Bio, LLC, since September 2021. Prior to this, Dr. Kulkarni was a Managing Director at KVP Capital from August 2020 to June 2022. Prior to KVP, Dr. Kulkarni served in multiple roles at RoivantSciences from July 2018 to June 2020, including as the Chief Operating Officer of lmmunovant, Inc, Vice President Special Projects, and Ombudsman to the Investment Committee. From September 2017 to February 2018, Dr. Kulkarni was Senior Investment Analyst at Consonance Capital, a healthcare investment firm, and Investment Analyst on the Life Sciences team at QVT Financial LP from April 2013 to August 2017. From August 2009 to May 2012, Dr. Kulkarni was a Consultant, then Project Leader at the Boston Consulting Group, Inc., where he focused on the biopharma sector. Dr. Kulkarni earned a B.A. in Economics from Harvard College and an M.D. from the University of California, San Francisco. We believe he is well qualified to serve as a Director due to his extensive scientific and medical training as well as substantial experience in the life sciences industry.

Garry Neil, M.D., a director, is Chief Executive Officer and Chairman of Avalo Therapeutics(“Avalo”) (NASDAQ:AVTX, formerly Cerecor, Inc. (NASDAQ:CERC). From March 2020 to February 2022, Dr. Neil served as the Chief Scientific Officer of the Avalo. Dr. Neil joined Avalo as Chief Medical Officer in February 2020, when Aevi Genomic Medicine, Inc. (“Aevi”) was acquired by Avalo. Dr. Neil served as Chief Scientific Officer of Aevi from September 2013 until the Aevi Merger closed in February 2020. Prior to joining Aevi, Dr. Neil was a Partner at Apple Tree Partners, a life science private equity firm, from September 2012 to September 2013, and has held a number of senior positions in the pharmaceutical industry, including most recently Corporate Vice President of Science & Technology at Johnson & Johnson from November 2007 to August 2012. Prior to these roles, Dr. Neil served as Group President at Johnson & Johnson Pharmaceutical Research and Development, Vice President of Research & Development at Merck KGaA/EMD Pharmaceuticals, and Vice President of Clinical Research at AstraZeneca and Astra Merck. Dr. Neil serves an Independent Director and Member of the Nomination and Governance Committee of Celldex Therapeutics (NASDAQ:CLDX), He served on the Board of Directors of Arena Pharmaceuticals, Inc. from 2017 to 2022 and was Chair since February 2021. From August 2016 to May 2019, he previously served on the board of GTx, Inc. NASDAQ:GTX). He is a member of the board of the Center for Discovery and Innovation of the Hackensack Meridian Medical School in Hackensack, New Jersey and is the Founding Chairman of TransCelerate Biopharma, Inc., a non-profit pharmaceuticals industry Research & Development consortium, and is a past member of the TransCelerate Board from 2012 to 2019. He served on the board of Reagan Udall Foundation for the FDA from 2007 – 2021, the board of Foundation for the National Institutes of Health (NIH) from 2010 – 2012 and on the Science Management Review board of the NIH from 2010 – 2012. Dr. Neil is also the past Chairman of the Pharmaceutical Research and Manufacturers Association (PhRMA) Science and Regulatory Executive Committee and the PhRMA Foundation board. Dr. Neil holds a B.Sc. from the University of Saskatchewan and an M.D. from the University of Saskatchewan College of Medicine. He completed postdoctoral clinical training in internal medicine and gastroenterology at the University of Toronto. Dr. Neil also completed a postdoctoral research fellowship at the Research Institute of Scripps Clinic. He is the author of more than 60 scientific papers and holds several patents. We believe he is well-qualified to serve as a director due to his extensive scientific and operational experience.

Steve Schoch, a director, served as a member of the Board of Directors of Arena Pharmaceuticals and chaired the Audit Committee from June, 2021 until the company was acquired by Pfizer in March of 2022. Mr. Schoch currently serves as Chief Operating Officer and Chief Financial Officer of FLYR Labs, a position he has held since 2022. Prior to joining FLYR Labs, Mr. Schoch served as Chief Financial Officer at 23andMe, Inc. from 2018 to 2022. Mr. Schoch served as the Chief Executive Officer of Miramax Films NY, LLC from 2012 - 2017, while concurrently serving as Miramax's Chief Financial Officer, a position he held beginning in 2010. From 2001 to 2010, Mr. Schoch held various senior financial positions at Amgen, Inc., including Corporate Controller and divisional Financial Vice President. He served as the Executive Vice President and Chief Financial Officer of eToys, Inc. from 1999 to 2001. Prior to eToys, Inc., Mr. Schoch held a variety of financial positions in the media industry, including at The Walt Disney Company and the Times Mirror Company. Mr. Schoch holds a B.S. in Civil Engineering degree from Tufts University and a M.B.A. degree from the Tuck School of Business Administration, Dartmouth College.

Jennifer Jarrett, a director, has served as Chief Operating Officer of Arcus Biosciences, a biotechnology company, since October 2020. From January 2019 through September 2020, she served as Vice President of Corporate Development and Capital Markets of Uber Technologies, a technology company, and from June 2018 to January 2019 served as Arcus Bioscience’s Chief Operating Officer and Chief Financial Officer and as its Chief Business Officer and Chief Financial Officer from March 2017 to June 2018. From March 2016 to October 2016, Ms. Jarrett was the Chief Financial Officer of Medivation, a commercial biopharmaceutical company, which was acquired by Pfizer. Before Medivation, Ms. Jarrett spent 20 years in investment banking, most recently at Citigroup where she ran the firm’s west coast life sciences investment banking practice, and prior to that at Credit Suisse and Donaldson, Lufkin & Jenrette. Ms. Jarrett currently serves on the board of Arcus Biosciences, Inc. and Syndax Pharmaceuticals, Inc., each of which is a publicly traded company, and previously served on the boards of Arena Pharmaceuticals, Inc. Audentes Therapeutics, Inc. and Consonance- HFW Acquisition Corp. Ms. Jarrett received a B.A. in Economics from Dartmouth College and her M.B.A. from the

Stanford Graduate School of Business. We believe she is well-qualified to serve as a director due to her extensive finance and operational experience.

Dr Neil Graham MBBS, MD, MPH, a director, is an expert in immunology and inflammation with more than 30 years’ experience in global drug development and commercialization, crossing early and late-stage clinical trials in dermatology, allergy, rheumatology, virology, and pulmonology. From February 2021 to January 2022, Dr. Graham served as Chief Medical Officer of Tiziana Life Sciences LTD, a biotechnology company. Prior to Tiziana, Dr. Graham was VP-Strategic Program Direction & Immunology at Regeneron Pharmaceuticals, Inc. from April 2010 to January 2020. In previous roles, Dr. Graham occupied the position of Chief Operating Officer at XTL Biopharmaceuticals Ltd. from January 2002 to June 2005, SVP-Program & Portfolio Management at Trimeris, Inc. from June 2005 to February 2007, Senior Vice President-Program & Portfolio at Vertex, Inc. from April 2007 to November 2009 and Associate Professor at Johns Hopkins Bloomberg School of Public Health from October 1989 to March 1997. Dr. Graham currently serves on the boards of ASLAN Pharmaceuticals and Pharmaxis Ltd. Dr. Graham holds an MD, MPH, MBBS from the University of Adelaide. We believe he is well-qualified to serve as a director due to his extensive scientific and operational experience.

Board Composition

The Company’s business and affairs will be organized under the direction of its board of directors. The board of directors of the Company will meet on a regular basis and additionally as required. In accordance with the terms of the Second Amended and Restated Memorandum and Articles of Association, which will be effective upon the consummation of the Business Combination, The Company’s board of directors may establish the authorized number of directors from time to time by resolution. The Company’s board of directors will consist of seven members upon the consummation of the Business Combination.

Director Independence

In connection with the consummation of the Business Combination, the Company board of directors will undertake a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, it is expected that the board of directors of the Company will determine that none of the directors, other than Dr. Someit Sidhu, has any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of Amit Munshi, Sandeep Kulkarni, Garry Neil, Steve Schoch, Jennifer Jarrett and Neil Graham is “independent” as that term is defined under the Nasdaq listing standards. In making these determinations, the JATT board of directors will consider the current and prior relationships that each non-employee director has with the management and principal shareholders of Zura and all other facts and circumstances the Company’s board of directors deems relevant in determining their independence, including the beneficial ownership of securities of Zura by each non-employee director and the transactions described in the section titled “Certain Relationships and Related Party Transactions.”

Board Leadership Structure

The Company’s board of directors is expected to be chaired by Amit Munshi, an independent director. In such role, Amit Munshi will have authority, among other things, to call and preside over board of directors meetings, to set meeting agendas, and to determine materials to be distributed to the board of directors. The Company’s board of directors believes that separating the positions of Chief Executive Officer (“CEO”) and Chairman of the Board is in the best interests of the Company. We believe that keeping the two positions separate helps to ensure proper board oversight over management’s decision-making and performance, protects the board’s independence, and enables both the CEO and the Chairman of the Board to exercise their respective roles without the appearance of any conflict of interests or responsibilities.

Amit Munshi, Sandeep Kulkarni, Garry Neil, Steve Schoch, Jennifer Jarrett and Neil Graham will serve as independent directors who provide active and effective oversight of the Company’s strategic decisions. As of the date of this filing, the Company’s board of directors has determined that the leadership structure of the Company’s board of directors will permit the board of directors to fulfill its duties effectively and efficiently and is appropriate given the size and scope of the Company and its financial condition.

Board Oversight of Risk

Upon the consummation of Business Combination, one of the key functions of Company’s board of directors will be to conduct informed oversight of Company’s risk management process. Company’s board of directors does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through Company’s board of directors as a whole, as well as through various standing committees of the board of directors that address risks inherent in their respective areas of oversight. In particular, the board of directors will be responsible for monitoring and assessing strategic risk exposure and Company’s audit committee will have the responsibility to consider and discuss Company’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee will also monitor compliance with legal and regulatory requirements. Company’s compensation committee will also assess and monitor whether Company’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Board Committees

After the consummation of the Business Combination, the board will establish an audit committee, a compensation committee, and a nominating and governance committee. The Company’s board may establish other committees to facilitate the management of the post-Business Combination company’s business. The Company’s board and its committees will set schedules for meeting throughout the year and can also hold extraordinary general meetings and act by written resolution from time to time, as appropriate. The Company’s board will delegate various responsibilities and authority to its committees as generally described below. The committees will regularly report on their activities and actions to the full Company board. Each member of the audit committee of the Company board is expected to qualify as an independent director in accordance with Nasdaq listing standards. The compensation and nominating and governance committees will each have at least one independent director. Each committee of the Company board will have a written charter approved by the Company board. Upon the consummation of the Business Combination, copies of each charter will be posted on Company’s website once established. The inclusion of the post-Business Combination company’s website address in this proxy statement/prospectus does not include or incorporate by reference the information on the Company’s website into this proxy statement/prospectus. Members will serve on these committees until their resignation or until otherwise determined by the board.

Audit Committee

After the consummation of the Business Combination, the members of Company’s audit committee will be Amit Munshi, Jennifer Jarrett and Steve Schoch, each of whom can read and understand fundamental financial statements. Each of Amit Munshi, Jennifer Jarrett and Steve Schoch is independent under the rules and regulations of the SEC and Nasdaq listing standards applicable to audit committee members. Steve Schoch will be the chair of the audit committee. The JATT board has determined that Steve Schoch qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq. In arriving at these determinations, the JATT board has examined each audit committee member’s scope of experience and the nature of their employment.

The primary purpose of the audit committee will be to discharge the responsibilities of Company’s board of directors with respect to the corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee the independent registered public accounting firm. Specific responsibilities of the audit committee will include:

●	helping the board of directors oversee corporate accounting and financial reporting processes;
●	managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit the financial statements;
●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, the interim and year-end operating results;
●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
●	reviewing related person transactions;
●	obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law; and
●	approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

The compensation committee will consist of Sandeep Kulkarni and Amit Munshi. The chair of the compensation committee will be Sandeep Kulkarni. The board has determined that each member of the compensation committee is independent under the Nasdaq listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The primary purpose of the compensation committee will be to discharge the responsibilities of the board of directors in overseeing the compensation policies, plans and programs and to review and determine the compensation to be paid to executive officers, directors and other senior management, as appropriate. Specific responsibilities of the compensation committee will include:

●	reviewing and approving the compensation of the chief executive officer, other executive officers and senior management;
●	administering the equity incentive plans and other benefit programs;
●	reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for the executive officers and other senior management; and
●	reviewing and establishing general policies relating to compensation and benefits of the employees, including the overall compensation philosophy.

Nominating and Governance Committee

The nominating and corporate governance committee will consist of Garry Neil, Neil Graham and Sandeep Kulkarni. The chair of the nominating and corporate governance committee will be Garry Neil. The board has determined that each member of the nominating and corporate governance committee is independent under the Nasdaq listing standards.

Specific responsibilities of the nominating and corporate governance committee will include:

●	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by shareholders, to serve on the board of directors;
●	considering and making recommendations to the board of directors regarding the composition and chairmanship of the committees of the board of directors;
●	developing and making recommendations to the board of directors regarding corporate governance guidelines and matters; and
●	overseeing periodic evaluations of the performance of the board of directors, including its individual directors and committees.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers serves on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers serves on our board of directors.

Code of Ethics

Upon the consummation of the Business Combination, the board will adopt a Code of Conduct. The Code of Conduct will apply to all of Company’s employees, officers, and directors, as well as all of Company’s contractors, consultants, suppliers, and agents in connection with their work for Company. Upon the consummation of the Business Combination, the full text of Company’s Code of Conduct will be posted on the post-Business Combination company’s website when established. Company intends to disclose future amendments to, or waivers of, its Code of Conduct, as and to the extent required by SEC regulations, at the same location on its website identified above or in public filings. Information contained on Company’s website is not incorporated by reference into this proxy statement/prospectus, and you should not consider information contained on Company’s website to be part of this proxy statement/prospectus.

Related Party Policy

Upon the consummation of the Business Combination, the Company board of directors will adopt a written related person transactions policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of the Company’s policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Company or any of its subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of the Company’s voting securities (including Company’s ordinary shares), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of Company’s voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to Company’s audit committee (or, where review by Company’s audit committee would be inappropriate, to another independent body of Company’s board of directors) for review. To identify related person transactions in advance, Company will rely on information supplied by Company’s executive officers, directors and certain significant shareholders.

In considering related person transactions, Company’s audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

●	the risks, costs, and benefits to Company;
●	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
●	the terms of the transaction;
●	the availability of other sources for comparable services or products; and
●	the terms available to or from, as the case may be, unrelated third parties.

The Company’s audit committee will approve only those transactions that it determines are fair to the Company and in the Company’s best interests. All of the transactions described above were entered into prior to the adoption of such policy. Certain of the foregoing disclosures are summaries of certain provisions of our related party agreements, and are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. Copies of certain of the agreements (or forms of the agreements) have been filed as exhibits to the registration statement of which this prospectus is a part, and are available electronically on the website of the SEC at www.sec.gov.

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

ITEM 11. EXECUTIVE COMPENSATION

Dr. Someit Sidhu

Employment Term

Dr. Sidhu will be a party to an employment agreement with Zura, dated            , 2023, which will provide for his position as Chief Executive Officer (the “Sidhu Agreement”). Mr. Sidhu’s employment shall continue under the terms of the Sidhu Agreement until terminated by either party with no less than 6 months’ prior written notice or by Zura with “Cause” (as defined in the Sidhu Agreement).

Compensation

Dr. Sidhu will receive a yearly salary of $420,000 and at this time the Sidhu Agreement does not provide for an annual bonus. Zura will comply with any pension duties in respect of Mr. Sidhu, a resident of the United Kingdom, in accordance with Part 1 of the United Kingdom Pensions Act 2008.

Restrictive Covenants

Dr. Sidhu will be subject to non-competition, non-solicitation and no-hire of employees or independent contractor obligations for a period of 9 months following his termination of employment for any reason.

Termination

Zura will be able to terminate Dr. Sidhu’s employment immediately in the event of “Cause” and upon 6 months’ written notice without “Cause.” In the event of a without Cause termination by Zura, Zura may provide Mr. Sidhu with payment in lieu of notice for the duration of the 6-month notice period (or, if notice has already been given, for the remainder of the notice period). However, during this payment in lieu of notice period, Mr. Sidhu will be required to seek alternative income and to notify Zura of the receipt of any such income. Zura will be able to then reduce its payments to Mr. Sidhu by that amount. The Sidhu Agreement will also provide that Mr. Sidhu may be placed on garden leave following service of notice to terminate his employment by either party.

Director Compensation Arrangements

Amit Munshi

Zura offered the position of Non-Employee Executive Chairman to Amit Munshi in an offer letter dated November 11, 2022. The responsibilities of the role include leading Zura’s and New JATT’s (upon the closing of the Business Combination) Board of Directors, and due to the early stage of Zura and New JATT, advising executive management and participating in investor financing as well as other strategic meetings. In the second quarter of 2023, the title of the role and responsibilities will transition to the customary responsibilities of a Chairman of the Board of Directors for similar situated biotechnology companies. Mr. Munshi’s continued service in the role will be subject to annual re-election by shareholders and customary termination provisions.

Capital Investment Requirements

In accordance with New JATT’s Stock Ownership Guidelines, and as a condition of service, following the Closing, Mr. Munshi is required to purchase and retain an interest in New JATT in the amount of $1,500,000 within the first year of his appointment and rising to an aggregate of $3,000,000 within the first two years.

Compensation

The offer included cash compensation for Mr. Munshi’s role at a monthly rate of $25,000 from the earlier of Closing or completion of raising at least $100,000,000 in financing by Zura. Once the role transitions to Chairman of the Board of Directors, fees will be reduced to an annual rate of $50,000 plus $25,000 for the role of Chairman of the Board.

Equity

Restricted Stock Units: Pursuant to Mr. Munshi’s offer letter and subject to the shareholders approving the Equity Incentive Plan, Mr. Munshi will be granted, effective as of the Closing, a Restricted Stock Unit (“RSU”) inducement grant award agreement providing for 500,000 shares of the post-Business Combination company, which shall be eligible to vest equally over four (4) years as follows: twenty-five percent (25%) on each of the anniversaries of the grant thereafter so that the RSUs are fully vested on the fourth anniversary of the grant date.

Performance Shares: Also pursuant to Mr. Munshi’s offer letter and subject to shareholder approval of the Plan, Zura shall grant to Mr. Munshi, effective as of the Closing, a Performance Share inducement grant award agreement providing for options to purchase shares in the post-Business Combination company with a target value of no less than $2,500,000 (based on the grant date value of any such award) at an exercise price per share of the fair market value of such a share at the date of grant, which will become exercisable if the 20-day volume weighted average trading price (“VWAP”) of the ordinary shares is over $30 per share at any time prior to the fifth anniversary of the Closing and while Mr. Munshi remains Chairman of the Board of Directors. Any shares issued upon exercise of these options will be held subject to lock-up provisions on the same terms as those issued to Zura Bio Limited’s other current option holders on Closing (to the extent that such provisions remain in force).

Upon annual re-election as a director after the fourth anniversary of Closing, a further equity award in respect of ordinary shares will be granted, with the exercise price and other terms to be consistent with market norms and as approved by the Compensation Committee.

The equity grants of RSUs and Performance Shares are conditioned upon Mr. Munshi not acting in an executive management capacity for another company while service as Non-Employee Executive Chairman for Zura and New JATT. This restrictive covenant terminates in second quarter 2023 when the role transitions to Chairman of the Board or as otherwise agreed by Zura or New JATT, as applicable, and Mr. Munshi.

Capital Compensation: Zura’s offer also included a grant of options to Mr. Munshi in an amount which equals six percent (6%) of the capital raised (excluding existing commitments/insider capital, and subject to a minimum price) until the Closing. These options shall have an exercise price equivalent to a price of $10.00 per ordinary share in New JATT on an as-exchanged basis and be eligible to vest over four (4) years as follows: twenty-five percent (25%) on the first anniversary of the grant and monthly thereafter (2.083 percent for each month thereafter). Any shares in issued upon exercise of these options will be held subject to the shareholders’ agreement for Zura Bio Limited and to the terms of the Business Combination Agreement. Upon Closing, outstanding options will be exchanged for options to acquire shares in New JATT on equivalent commercial terms in accordance with the Business Combination Agreement. Shares issued upon exercise of these options will be held subject to certain lock-up provisions on the same terms as those issued to the Zura’s other current optionholders upon Closing (to the extent they remain in force).

Family Relationships

There are no family relationships among the New JATT directors and executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company Class A Ordinary Shares as of the Closing Date, after giving effect to the Closing, by:

•	each person known by the Company to be the beneficial owner of more than 5% of the Company Class A Ordinary Shares;
•	each of the Company’s executive officers and directors; and
•	all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and restricted stock units that are currently exercisable or vested or that will become exercisable or vest within 60 days. This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that all persons named in the table have sole voting and investment power with respect to all Company Class A Ordinary Shares beneficially owned by them. The beneficial ownership percentages set forth in the table below are based on 27,552,148 Company Class A Ordinary Shares issued and outstanding as of the Closing Date, including the redemption of the Ordinary Shares, the conversion of Holdco shares and the consummation of the transactions contemplated by the PIPE Subscription Agreement and the Forward Purchase Agreements, each as described above.

	Number of	Percentage of
Name and Address of Beneficial Owner(1)	Shares	Shares
5% and Greater Shareholders:
JATT Ventures, L.P.(2)	2,743,904	9.4%
Athanor Capital, L.P. (3)	9,281,633	30.9%
Hana Immunotherapeutics LLC(4)	5,404,274	19.6%
Pfizer Inc.(5)	2,970,022	10.8%
Willow Gate LLC(6)	2,702,623	9.8%
Stone Peach Properties LLC(7)	2,701,543	9.8%
Ewon Comfortech Co., Ltd.(8)	3,653,466	12.5%
Executive Officers and Directors:
Someit Sidhu(3)	5,081,534	17.3%
Verender Badial(21)	30,000	*
Preston Klassen(9)		*
Chris Cabell(10)		*
Kim Davis(11)		*
Theresa Lowry(12)		*
Gary Whale(13)		*
Michael Howell(14)		*
Amit Munshi(15)		*
Sandeep Kulkarni(16)	82,360	*
Garry Neil(17)		*
Steve Schoch(18)		*
Jennifer Jarrett(19)		*
Neil Graham(20)		*
All directors and executive officers (13 individuals) as a group	112,360	*
*	Less than one percent.
(1)

Unless otherwise noted, the business address of each of the beneficial owners is c/o Zura Bio Limited, 4225 Executive Square, Suite 600, La Jolla, CA. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

(2)

The Sponsor is the record holder of 2,743,904 Company Class A Ordinary Shares, including 1,776,534 Company Class A Ordinary Shares underlying Private Placement Warrants. Dr. Someit Sidhu is the sole director of JATT Ventures, Ltd., which is the sole general partner of the Sponsor, and has voting and dispositive power over the shares held by the Sponsor and directly and beneficially owns an additional 2,337,630 Company Class A Ordinary Shares.

(3)

Consists of (i) 6,492,502 Company Class A Ordinary Shares, including 1,734,760 Company Class A Ordinary Shares underlying Private Placement Warrants, which are held of record by Athanor Master Fund, LP, a Cayman Islands limited partnership (“Athanor MF”) and (ii) 2,789,131 Company Class A Ordinary Shares, including 745,240 Company Class A Ordinary Shares underlying Private Placement Warrants, which are held of record by Athanor International Master Fund, LP, a Cayman Islands limited partnership (“Athanor IMF”). Athanor Capital Partners, LP, a Delaware limited partnership (“Master GP”), is the general partner of Athanor MF. Athanor International Fund GP, LP, a Delaware limited partnership (“International Master GP”), is the general partner of Athanor IMF. Athanor Capital, LP, a Delaware limited partnership (“Athanor Capital”) is the investment adviser to Athanor MF and Athanor IMF. Athanor Capital GP, LLC, a Delaware limited liability company (“Athanor Capital GP”), is the general partner of Athanor Capital. Parvinder Thiara is the managing member of (i) Athanor Capital GP, (ii) Athanor Capital Partners GP, LLC (“ACPGP”), the general partner of Master GP, and (iii) Athanor International Fund Ultimate GP, LLC (“AIFUGP”), the general partner of International Master GP and has voting and dispositive power over the shares held by Athanor MF and Athanor IMF. The business address of each of Athanor MF, Athanor IMF, Master GP, International Master GP, Athanor Capital, Athanor Capital GP, ACPGP, AIFUGP and Parvinder Thiara is 888 Seventh Avenue, 21st Floor, New York, NY 10019.

(4)

Consists of Company Class A Ordinary Shares, which are held of record by Hana. Chris Kim is the controlling shareholder of Hana. Mr. Kim has voting and dispositive power over, and may be deemed to be the beneficial owner of, the shares held by Hana. The business address of Hana is 6 Centerpointe Dr. #625, La Palma, CA 90623.

(5)	Consists of Company Class A Ordinary Shares, which are held of record by Pfizer Inc. (“Pfizer”). The business address of Pfizer is 235 East 42nd Street, New York, NY 10017.
(6)

Consists of Company Class A Ordinary Shares, which are held of record by Willow Gate LLC (“Willow Gate”). Shashibhushan Borade has voting and dispositive power over the shares held by Willow Gate. The business address of Willow Gate is 35 Bethune St, New York, NY 10014.

(7)

Consists of Company Class A Ordinary Shares, which are held of record by Stone Peach Properties LLC (“Stone Peach”). Shawn Tucker has voting and dispositive power over the shares held by Stone Peach. The business address of Stone Peach is 2057 Stanton Rd, East Point, GA 30344.

(8)

Consists of Company Class A Ordinary Shares, including 1,653,466 Company Class A Ordinary Shares underlying Private Placement Warrants, which are held of record by Ewon. The business address of Ewon is 8 Cheomdan 1-ro Jeongeup, Jeonbuk, 56212 Republic of South Korea.

(9)	Excludes options to purchase 476,756 Company Class A Ordinary Shares held by Mr. Klassen, 0 shares of which are exercisable and vested within 60 days of the Closing Date.
(10)	Excludes options to purchase 270,100 Company Class A Ordinary Shares held by Dr. Cabell, 0 shares of which are exercisable and vested within 60 days of the Closing Date.
(11)	Excludes options to purchase 206,547 Company Class A Ordinary Shares held by Ms. Davis, 0 shares of which are exercisable and vested within 60 days of the Closing Date.
(12)	Excludes options to purchase 158,882 Company Class A Ordinary Shares held by Ms. Lowry, 0 shares of which are exercisable and vested within 60 days of the Closing Date.
(13)	Excludes options to purchase 158,882 Company Class A Ordinary Shares held by Mr. Whale, 0 shares of which are exercisable and vested within 60 days of the Closing Date.
(14)	Excludes options to purchase 190,659 Company Class A Ordinary Shares held by Dr. Howell, 0 shares of which are exercisable and vested within 60 days of the Closing Date.
(15)

Excludes equity grants as of Closing consisting of (i) 499,993 Company Class A Ordinary Shares underlying restricted stock units granted to Mr. Munshi which will vest in four equal annual installments commencing on March 18, 2024 and (ii) performance shares providing Mr. Munshi the option to purchase 306,373 Company Class A Ordinary Shares at an exercise price per share equal to $8.16, the fair market value of a Company Class A Ordinary Share on March 20, 2023 (the date of grant), which will become exercisable if the 20-day volume weighted average trading price of the Company Class A Ordinary Shares is over $30 per share at any time prior to the fifth anniversary of the Closing. The shares underlying the restricted stock units are excluded because they do not vest and will not be issued within 60 days of the Closing Date. The performance shares underlying the options are excluded because it is indeterminable whether such options will become exercisable within 60 days of Closing.

(16)	Excludes options to purchase 345,867 Company Class A Ordinary Shares held by Dr. Kulkarni, 82,360 shares of which are exercisable and vested within 60 days of the Closing Date.
(17)	Excludes options to purchase 12,754 Company Class A Ordinary Shares held by Dr. Neil, 0 shares of which are exercisable and vested within 60 days of the Closing Date.
(18)	Excludes options to purchase 12,754 Company Class A Ordinary Shares held by Mr. Schoch, 0 shares of which are exercisable and vested within 60 days of the Closing Date.
(19)	Excludes options to purchase 12,754 Company Class A Ordinary Shares held by Ms. Jarrett, 0 shares of which are exercisable and vested within 60 days of the Closing Date.
(20)	Excludes options to purchase 12,754 Company Class A Ordinary Shares held by Dr. Graham, 0 shares of which are exercisable and vested within 60 days of the Closing Date.
(21)	Consists of Company Class A Ordinary shares, which automatically converted from JATT Class B ordinary shares at Closing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions of JATT Prior to Closing the Business Combination

Founder Shares

On March 22, 2021, our sponsor purchased 4,312,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On June 14, 2021, our sponsor effected a surrender of 862,500 Founder Shares to us for no consideration, resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 to 3,450,000. Prior to the investment in the company of $25,000 by our sponsor the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the aggregate number of Founder Shares issued. The number of Founder Shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the Business Combination.

The Initial Shareholders have agreed, subject to limited exceptions, including transfers to permitted transferees, not to transfer, assign or sell any of their founder shares until six months after the consummation of a business combination or earlier if, subsequent to a business combination, JATT consummates a liquidation, merger, share exchange or other similar transaction that results in all of the public shareholders having the right to exchange their JATT Class A Ordinary Shares for cash, securities or other property.

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

Related Party Notes

Prior to the closing of the IPO offering, our sponsor agreed to loan us up to an aggregate of $200,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the closing of the Business Combination. The loan was repaid upon the closing of the IPO offering out of the estimated $1,250,000 of offering proceeds that has been allocated to the payment of offering expenses (other than underwriting commissions) not held in the trust account. The value of our sponsor’s interest in this transaction corresponds to the principal amount outstanding under any such loan.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The Sponsor has agreed to loan JATT an aggregate of up to $300,000 in working capital loan to cover expenses related to the Business Combination pursuant to a promissory note, dated May 11, 2022 (the “Note”). This loan is non- interest bearing. At September 30, 2022, $300,000 was outstanding under the Note. Such Working Capital Loans may be repaid out of the proceeds of the trust account that holds a portion of the proceeds of the IPO and the concurrent sale of the Private Placement Warrants (the “Trust Account”) released to JATT or converted into Lender Warrants at a price of $1.00 per warrant, such warrants to be identical to the private placement warrants. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Insider Letter Agreement and Amendment

Upon the closing of the JATT IPO, the Sponsor, members of JATT’s board of directors and certain other individuals (collectively, the “Insiders”) who hold the Founder Shares entered into a letter agreement with JATT, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 17, 2023 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (iii) waive their rights to liquidating distributions from the trust account with respect to their Founder Shares if we fail to complete our initial business combination by April 17, 2023, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame and (iv) vote any Founder Shares held by them and any public shares purchased during or after the Business Combination (including in open market and privately-negotiated transactions) in favor of our initial business combination.

In connection with the execution of the Business Combination Agreement, the Insiders who hold JATT Founder Shares entered into an Amendment to the Insider Letter Agreement (the “Amended Insider Letter Agreement”), which provides, among other things, that certain Founder Shares shall be subject to certain time and share-performance-based vesting provisions described below. The Sponsor and the Insiders agreed that they shall not transfer any Founder Shares until the earlier of (A) six months after the completion of the initial business combination and (B) the date following the completion of an initial business combination on which JATT completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their JATT Class A Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if, subsequent to the Business Combination, the closing price of the JATT Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after the Business Combination, the Founder Shares shall be released from the lock-up restrictions. The Amended Insider Letter Agreement also provides that neither the Sponsor nor the Insiders will redeem any JATT Class A Ordinary Shares owned by such persons in connection with the Business Combination.

Related Party Policy

JATT’s Code of Ethics requires it to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the JATT board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) it or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of JATT Class A Ordinary Shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

The audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent JATT enters into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to JATT than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. JATT also requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, JATT has agreed not to consummate an initial business combination with an entity that is affiliated with any of the Sponsor, officers or directors unless it has obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the Business Combination is fair to JATT’s unaffiliated shareholders from a financial point of view.

PIPE Financing Subscription Agreement

In connection with the execution of the Business Combination Agreement, JATT entered into the Subscription Agreement with an accredited investor, pursuant to which such investor agreed to purchase, in the aggregate, 2,000,000 New JATT Class A Ordinary Shares at $10.00 per share for an aggregate commitment amount of $20 million. The closing under the Subscription Agreement will occur substantially concurrently with the Closing.

The Subscription Agreement provides that, solely with respect to subscriptions by the PIPE Investor, New JATT is required to file with the SEC, within 30 days after the Closing (the “Filing Deadline”), a registration statement registering the resale of the New JATT Class A Ordinary Shares to be issued to any such third-party investor and to use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof but no later than the earlier of (i) the 90th calendar day (or 120th calendar day if the SEC reviews the and has written comments to such registration statement) following the earlier of (A) the filing of the registration statement and (B) Filing Deadline and (ii) the 10th business day after the date New JATT is notified (in writing) by the SEC that such registration statement will not be “reviewed” or will not be subject to further review. However, New JATT may delay such filing or effectiveness of such registration statement under certain circumstances, including if the Company were required to update the financial statements included in such registration statement in order to comply with Regulation S-X age of financial statement requirements.

Additionally, pursuant to the Subscription Agreement, the PIPE Investor agreed to waive any claims that it may have at the Closing or in the future as a result of, or arising out of, the Subscription Agreement against JATT, including with respect to the Trust Account. The Subscription Agreement will terminate, and be of no further force and effect, upon the earlier to occur of (i) such date and time as the Business Combination Agreement is terminated in accordance with its terms and (ii) upon the mutual written agreement of New JATT, JATT and the applicable PIPE Investor. Additionally, contingent upon the percentage of public shareholders who elect to redeem their shares at Closing, the PIPE Investor shall receive up to 1,654,800 Forfeited Private Placement Warrants transferred from the Sponsor.

Pursuant to the Business Combination Agreement, JATT may enter into subscription agreements with additional investors, providing for aggregate investments (including the PIPE Financing) in New JATT Class A Ordinary Shares in a private placement of an amount not less than $20,000,000 at $10 per New JATT Class A Ordinary Share.

Assuming the New JATT Class A Ordinary Shares would have a market value equivalent to that of the JATT public shares, the shares to be purchased in the PIPE Financing by the PIPE Investor would have an aggregate market value of approximately $20.9 million, based on the closing price of JATT public shares of $10.45 on the NYSE on February 16, 2023, the Record Date for the General Meeting.

Additionally, contingent upon the percentage of public shareholders who elect to redeem their shares at Closing, the PIPE Investor shall receive up to 1,654,800 Forfeited Private Placement Warrants transferred from the Sponsor.

On November 25, 2022, the parties agreed to amend the Subscription Agreement to extend the termination date from January 16, 2023 to April 17, 2023, and to accommodate the listing of the securities of New JATT on Nasdaq following the closing of the Business Combination. The First Amendment to the PIPE Subscription Agreement is attached as Exhibit 10.23.

JATT Equity Grant Agreement

On December 8, 2022, Z33 Bio Inc. entered into a License, Development and Commercialization Agreement (the “Lilly License”) with Eli Lilly and Company (“Lilly”). Concurrently with the execution of the Lilly License, on December 8, 2022, as partial consideration for Lilly entering into the Lilly License with Z33, JATT and Lilly entered into that certain Equity Grant Agreement (the “JATT Equity Grant Agreement”), pursuant to which JATT agreed to issue and grant to Lilly 550,000 Class A ordinary shares of JATT in a private placement transaction. The JATT Equity Grant Agreement also contains customary representations, warranties, and covenants of each of JATT and Lilly. The closing under the JATT Equity Grant Agreement will occur contemporaneously on the closing of the transactions contemplated in the Business Combination Agreement.

Other than the benefit of the License Agreement with Z33, JATT will not receive any consideration from Lilly for issuance of the shares to Lilly. The JATT Equity Grant agreement is attached hereto as Exhibit 10.24.

Amended and Restated Registration Rights Agreement

Pursuant to the JATT Equity Grant Agreement, Lilly agreed to enter into the Registration Rights Agreement to be entered into by and among Zura, JATT and certain securityholders of each of Zura and JATT who will receive JATT ordinary shares pursuant to the Business Combination Agreement and which will become effective upon the consummation of the Merger. The Registration Rights Agreement will govern the registration of certain New JATT ordinary shares for resale and be effective as of the Closing, and includes certain customary demand and “piggy-back” registration rights with respect to the New JATT ordinary shares held by the parties thereto.

Lilly Lock-Up Agreement

Pursuant to the JATT Equity Grant Agreement, Lilly agreed to enter into a Lock-up Agreement with JATT (the “Lilly Lock-Up Agreement”) to take effect at Closing, containing restrictions on transfer with respect to the shares issued to Lilly under the JATT Equity Grant Agreement (subject to certain exceptions, the “Lilly Lock-Up Shares”) for a period as follows: one-third (1/3) of the Lilly Lock-Up Shares will be restricted until 6 months after the Closing, one-third (1/3) of the Lilly Lock-Up Shares will be restricted until 12 months after the Closing, and one-third (1/3) of the Lilly Lock-Up Shares shall be restricted until 24 months after the Closing; provided, that each portion of the Lilly Lock-Up Shares will be freely tradable on the earlier of (i) the date on which the closing price of the JATT ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period on a VWAP (as defined below) basis during the relevant lock-up period; and (ii) the date on which JATT consummates a liquidation, merger, capital share exchange, reorganization, or other similar transaction that results in all of JATT’s shareholders having the right to exchange their JATT ordinary shares for cash, securities or other property. For purposes of the Lilly Lock-Up Agreement, “VWAP” means, for any date, the daily volume weighted average price of the JATT ordinary shares for such date (or the nearest preceding date) on the trading market on which the JATT ordinary shares are then listed or quoted as reported by Bloomberg L.P. (based on a trading day from 9:30 a.m. (New York City time) to 4:00 p.m. (New York City time)).

Certain Relationships and Related Party Transactions of Zura

Investment Agreement

Effective February 20, 2022, Zura entered into an Investment Agreement with Hana Pharmaceuticals, Ltd. (“Hana”). Pursuant to the Investment Agreement, Hana agreed to remit $10,000,000 in cash to Zura within forty-five (45) days of the effective date. In exchange for the $10,000,000 investment, Zura agreed, within sixty (60) days of the effective date, to enter into certain licenses with Pfizer Inc. (“Pfizer”) relating to Pfizer’s anti IL-7R antibody. The parties agreed that, following the closing of the investment, Hana would own 80% of the outstanding capital of Zura, and Pfizer would own the remaining 20%. The investment closed on March 22, 2022, pursuant to the terms of the Subscription and Shareholders’ Agreement (described below). The Investment Agreement is attached to this proxy statement/prospectus as Exhibit 10.13.

Subscription and Shareholders’ Agreement

Effective March 22, 2022, Zura entered into a Subscription and Shareholders’ Agreement with Hana and Pfizer. Pursuant to the Subscription and Shareholders’ Agreement, Zura agreed to issue 100,000 Series A-1 shares to Hana and 25,000 Series A-1 shares to Pfizer. In consideration for the issue of the shares, Hana remitted $10,000,000 in cash to Zura, and Pfizer granted a license for Pfizer’s anti- IL-7R antibody (detailed below) and made the nominal cash payment for the 25,000 Series A-1 shares. See “Index to Financial Statements — Zura Bio Limited Notes to Financial Statements.” The Subscription and Shareholders Agreement will terminate automatically upon the completion of the Business Combination pursuant to the terms set forth therein.

License Agreements

Pfizer License

Effective March 22, 2022, Zura entered into an exclusive royalty bearing global License Agreement with Pfizer allowing Zura to make use of certain intellectual property owned by Pfizer relating to Pfizer’s anti-IL-7R antibody to use, develop, manufacture, commercialize and otherwise exploit. Pursuant to the License Agreement, Zura agreed to pay Pfizer an up-front cash payment of $5,000,000 and issue 25,000 Series A-1 shares (which were issued pursuant to the Subscription and Shareholders’ Agreement. In addition, the Company is obligated to make 12 development and regulatory milestone payments aggregating up to $70.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”). In further consideration for the license, the Company will also pay an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), with increasing rates based on thresholds of nets sales of Products in the respective calendar year. Royalties are payable on a country by country basis for a period of ten (10) years or upon the later expiration of regulatory exclusivity of the Company’s Products in a country. Pfizer may terminate the Pfizer License for cause upon a breach by the Company or for other commercially standard reasons.

Lonza License

In July 2022, the Company entered into a license agreement with Lonza Sales AG for a worldwide non-exclusive license for Lonza’s gene expression system in exchange for varying considerations depending on a number of factors such as whether the Company enters further into manufacturing agreements with Lonza or with a third party, and whether the Company enters into sublicense agreements with third parties (including up to middle six-figure annual payments per sublicense upon commencement of a sublicense, as well as royalties of up to low-single digit percentages of net sales of certain products over a commercially standard ten (10) year term). The Lonza License will remain in effect until terminated. The Company is free to terminate the Lonza License at any time upon 60 days’ notice, with or without cause. Lonza may terminate the Lonza License for cause upon a breach by the Company or for other commercially standard reasons.

Lilly License

Effective December 8, 2022, Z33 Bio Inc., a subsidiary of Zura, entered into a license agreement with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly), royalty-bearing license under and with respect to the Licensed Technology (Licensed Patents and Licensed Know How) to Develop and Manufacture the Product in the Field in the Territory and Commercialize the Product in the Field (meaning all uses including any and all human therapeutic, diagnosis, prevention, amelioration and prophylactic use) in the Territory ( all countries of the world). The Licensed Patents include the granted patents identified above and all related counterparts thereof.

As consideration, we paid Lilly an upfront fee of $7,000,000. In addition, Z33 agreed to pay (i) a seven figure payment on the date on which the aggregate gross proceeds received by Z33 pursuant to one or a series of major financing events (whether such events are related or unrelated), first exceeds a certain number, or if no major financing event occurs within 3 years of the Effective Date and Lilly exercises its termination right, Z33 has the right to make such payment in order to eliminate Lilly’s termination right, (ii) 11 commercial, development and regulatory milestone payments aggregating up to $158 million, (iii) sales milestone payments up to an aggregate of $440 million, and (iv) an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits (less than 20%), with increasing rates depending on Net Sales (as defined in the license) in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years.

If we fail to comply with any of our obligations under the Lilly License, Lilly may have the right to terminate the license agreement. The Lilly License Agreement is attached to this proxy statement/prospectus as Exhibit 10.22.

Voting Rights Side Letter

Effective March 22, 2022, Zura entered into a voting rights side letter (“Side Letter”) pursuant to which Pfizer agreed to waive any voting rights attached to its shares to the extent that such voting rights would exceed 18% of the issued and outstanding voting eligible shares of Zura. The waiver will remain in effect as long as Pfizer, or any of its permitted transferees or affiliates of Pfizer, holds shares in Zura. The Side Letter will terminate automatically upon the completion of the Business Combination pursuant to the terms set forth therein.

Hydra Promissory Note

On December 8, 2022, Zura and Hydra LLC, a Cayman Islands limited liability company managed and controlled by Verender S. Badial and Someit Sidhu, entered into a promissory note pursuant to which Hydra loaned to Zura a principal amount of $8 million (including an original issue discount of $400,000). The Hydra Promissory Note has an interest rate equal to 9.0% per annum, compounding daily, and is payable by Zura on the earlier of (i) December 8,2023 and (ii) five business days after the consummation of the Business Combination. If (i) this Registration Statement has not been declared effective on or before February 15, 2023 or (ii) this Registration Statement has been declared effective by the SEC by February 15, 2023 but Zura has not consummated the Business Combination by March 31, 2023 (unless the outside date of the Business Combination closing is mutually extended beyond March 31, 2023 by Zura and JATT), Hydra shall have the right to accelerate the Hydra Promissory Note and receive an amount equal to 120% of the principal amount of the Hydra Promissory Note, plus any accrued interest thereon. Hydra also has the right to accelerate the Hydra Promissory Note upon the occurrence of certain events of default.

Put-Call Letter Agreement

On December 8, 2022, Zura and Stone Peach Properties LLC signed a Letter Agreement (the “Investor Letter Agreement”) pursuant to which the parties agreed that (a) Zura would have a right for two years to purchase up to 50% of the investor’s 4,900,222 shares of Series Seed Preferred Stock in Z33 Bio Inc., at $2.448869 per share (subject to applicable adjustment), and with the option of Zura (if Zura’s shares were publicly traded) to purchase such shares by issuing Zura’s shares (valued at 90% of the fair market value thereof) in exchange therefor, and (b) the investor would have the right for the one year period beginning on the one year anniversary to cause Zura to purchase up to 50% of the investor’s shares of Series Seed Preferred Stock in Z33 at $2.040724 per share (subject to applicable adjustment). The Investor Letter Agreement is attached hereto as Exhibit 10.27.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from March 10 (inception) through December 31, 2021 totaled $241,020 and $129,265, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the years ended December 31, 2022 and for the period from March 10 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We incurred no fees from Marcum LLP pertaining to tax during the years ended December 31, 2022 and for the period from March 10 (inception) through December 31, 2021, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the years ended December 31, 2022 and for the period from March 10 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

Exhibit Index

Exhibit Number	Description
3.1	Memorandum and Articles of Association (1)
3.2	Form of Amended and Restated Memorandum and Articles of Association (2)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated as of July 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (2)
10.1	Letter Agreements, dated July 13, 2021, by and among the Company and its officers, directors, the Sponsor and the other parties named therein (2)
10.2	Promissory Note dated March 22, 2021 issued to the sponsor (1)
10.3	Administrative Services Agreement, dated July 13, 2021, by and between the Company and the Sponsor (2)

10.4	Investment Management Trust Agreement, dated as of July 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (2)
10.5	Registration and Shareholder Rights Agreement, dated as of July 13 2021, by and among the Company, the Sponsor and certain security holders
10.6	Securities Subscription Agreement, dated March 22, 2021 between the Registrant and the sponsor (1)
10.7	Private Placement Warrants Purchase Agreement, dated as of July 13, 2021, by and between the Company and the Sponsor (2)
10.8	Indemnification Agreements, each dated as of July 13, 2021, by and between the Company and each of the officers and directors of the Company (2)
10.9	Amended Forward Purchase Agreement dated January 27, 2022 by and between Athanor Master Fund, LP, Athanor International Master Fund LP and the Registrant (3)
10.10

Sponsor Forfeiture Agreement, dated as of June 16, 2022, by and among JATT Ventures, L.P., JATT Acquisition Corp and Zura Bio Limited (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 8-K filed by the Issuer with the SEC on June 17, 2022).

10.11

Lock-Up Agreement, dated as of March 20, 2023, by and between JATT Acquisition Corp and Eli Lilly and Company (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed by the Issuer with the SEC on March 24, 2023).

10.12

Amendment to the Insider Letter Agreement, dated as of June 16, 2022, by and among JATT Acquisition Corp and the other parties signatories thereto (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Issuer with the SEC on June 17, 2022).

10.13

Amended and Restated Registration Rights Agreement dated March 20, 2023, by and among Zura Bio Limited and the other parties signatories thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Issuer with the SEC on March 24, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 6, 2021.
(2)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2021.
(3)	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the SEC on April 11, 2022.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURA BIO LIMITED (FORMERLY JATT ACQUISITION CORP)
Date: March 28, 2023	By:	/s/ Someit Sidhu, MD
	Name:	Someit Sidhu, MD
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Someit Sidhu, MD	Chief Executive Officer and Director	March 28, 2023
Someit Sidhu, MD	(Principal Executive Officer)
Chief Financial Officer
/s/ Verender S. Badial		March 28, 2023
Verender S. Badial	(Principal Financial and Accounting Officer)
Chief Operating Officer and Director

/s/ Amit Munshi	Director and Chairman of the Board	March 28, 2023
Amit Munshi

/s/ Sandeep Kulkarni	Director	March 28, 2023
Sandeep Kulkarni

/s/ Garry Neil	Director	March 28, 2023
Garry Neil

/s/ Steve Schoch	Director	March 28, 2023
Steve Schoch

/s/ Jennifer Jarrett	Director	March 28, 2023
Jennifer Jarrett

/s/ Neil Graham	Director	March 28, 2023
Neil Graham

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

ZURA BIO LTD (f/k/a JATT Acquisition Corp)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ZURA BIO LTD (f/k/a JATT Acquisition Corp) (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 28, 2023

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

CONSOLIDATED BALANCES SHEET

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$13,785	$729,223
Prepaid expenses	19,702	422,894
Total current assets	33,487	1,152,117
Investments held in Trust Account	141,474,352	139,399,054
Total Assets	$141,507,839	$140,551,171

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$282,127	$69,855
Accounts payable - related party	78,893	2,872
Accrued expenses	1,111,618	199,565
Note Payable - related party	355,595	—
Total current liabilities	1,828,233	272,292
Deferred underwriting commissions	4,010,000	4,010,000
Derivative warrant liabilities	1,921,500	6,069,900
Total Liabilities	7,759,733	10,352,192

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 13,800,000 shares subject to possible redemption at $10.16 and $10.10 per share as of December 31, 2022 and December 31, 2021, respectively	141,374,352	139,380,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding at December 31, 2022 and December 31, 2022	345	345
Accumulated deficit	(7,626,591)	(9,181,366)
Total shareholders’ deficit	(7,626,246)	(9,181,021)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$141,507,839	$140,551,171

The accompanying notes are an integral part of these consolidated financial statements.

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period from
		March 10, 2021
		(inception)
	For the Year Ended	through
	December 31,	December 31,
	2022	2021
General and administrative expenses	$2,294,039	$720,696
General and administrative expenses - related party	381,102	167,849
Loss from operations	(2,675,141)	(888,545)
Other income / (loss)
Loss upon issuance of private placements warrants	—	(1,773,000)
Income from investments held in Trust Account	2,075,298	19,054
Change in fair value of derivative warrant liabilities	4,148,400	10,238,100
Interest income on operating account	570	51
Offering costs associated with derivative warrant liabilites	—	(747,015)
Total other income	6,224,268	7,737,190

Net Income	$3,549,127	$6,848,645

Weighted average number of shares of Class A ordinary shares - basic and diluted	13,800,000	7,834,343
Basic net income per share, Class A ordinary shares	$0.21	$0.62
Diluted net income per share, Class A ordinary shares	$0.21	$0.61

Weighted average number of shares of Class B ordinary shares - basic and diluted (1)	3,450,000	3,130,303
Weighted average number of shares of Class B ordinary shares - basic and diluted	3,450,000	3,310,606
Basic net income per share, Class B ordinary shares	$0.21	$0.62
Diluted net income per share, Class B ordinary shares	$0.21	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Year Ended December 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	3,450,000	$345	$—	$(9,181,366)	$(9,181,021)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,994,352)	(1,994,352)
Net income	—	—	—	—	—	3,549,127	3,549,127
Balance — December 31, 2022	—	$—	3,450,000	$345	$—	$(7,626,591)	$(7,626,246)

For The Period from March 10, 2021 (Inception) Through December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,450,000	345	24,655	—	25,000
Deemed capital contribution by Sponsor (restated)	—	—	—	—	4,738,051	—	4,738,051
Fair value adjustment to Class A ordinary share redemption amount (restated)	—	—	—	—	(4,762,706)	(16,030,011)	(20,792,717)
Net income	—	—	—	—	—	6,848,645	6,848,645
Balance – December 31, 2021	—	$—	3,450,000	$345	$—	$(9,181,366)	$(9,181,021)

The accompanying notes are an integral part of these consolidated financial statements.

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For The Period From
		March 10, 2021
		(Inception)
	For the Year Ended	through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,549,127	$6,848,645
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,148,400)	(10,238,100)
Income from investments held in the Trust Account	(2,075,298)	(19,054)
Offering costs associated with warrants	—	747,015
Loss upon issuance of private placement warrants	—	1,773,000
General and administrative expenses paid by related parties	—	25,950
Changes in operating assets and liabilities:
Prepaid expenses	403,192	(422,894)
Due form related party	—	2,872
Accounts payable	212,272	69,855
Accounts payable - related party	76,021	—
Accrued expenses	912,053	114,565
Net cash used in operating activities	(1,071,033)	(1,098,146)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(139,380,000)
Net cash used in investing activities	—	(139,380,000)

Cash Flows from Financing Activities:
Cash deposited in Trust Account	—	25,000
Proceeds received from note payable	355,595	(117,381)
Proceeds from issuance of Clas B ordinary share to Sponsor	—	138,000,000
Proceeds received from private placement	—	5,910,000
Reimbursement from underwriter	—	480,000
Offering costs paid	—	(3,090,250)
Net cash provided by financing activities	355,595	141,207,369

Net change in cash	(715,438)	729,223

Cash — beginning of the period	729,223	—
Cash — end of the period	$13,785	$729,223

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable	—
Offering costs included in accrued expenses	—	85,000
Offering costs paid by related party under promissory note	—	91,431
Deferred underwriting commissions	—	4,010,000
Fair value adjustment to Class A ordinary shares subject to redemption	—	20,792,717
Increase in redemption value of Class A common stock subject to possible redemption	1,994,352	—

The accompanying notes are an integral part of these consolidated financial statements.

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Zura Bio Ltd., formerly known as JATT Acquisition Corp (the “Company”) was a blank check company incorporated as a Cayman Islands exempted company on March 10, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from March 10, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

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

If the Company is unable to complete a Business Combination by April 17, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

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

Trust Account Redemptions and Extension of Combination Period

On January 12, 2023, the Company held an extraordinary general shareholders meeting to vote upon a charter amendment to extend the time to complete a Business Combination until April 17, 2023 (the “Extension Amendment”). The shareholders approved the Extension Amendment. As a result of the approval of the Extension Amendment, the Sponsor (or one or more of its affiliates, members or third-party designees) has made a deposit into the Trust Account in the amount of $101,339, which was the lesser of (a) $200,000 or (b) $0.06 for each Public Share that was not redeemed in connection with the extraordinary general meeting, in exchange for an unsecured promissory note issued by the Company to the Sponsor. Also in connection with the Extension Amendment, holders of Public Shares elected to redeem 12,111,022 Class A ordinary shares, at a redemption price of $10.257 per share, for an aggregate redemption amount of approximately $124.2 million. Following such redemptions, approximately $17.4 million remains in the Trust Account, including the extension payment made by the Sponsor into the Trust Account of $101,339, and 1,688,978 Public Shares remain outstanding.

Business Combination

On March 20, 2023 (the “Closing Date”), Zura Bio Limited, a limited company incorporated under the laws of England and Wales (“Zura”), JATT Acquisition Corp, a Cayman Islands exempted company (“JATT”), JATT Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub”), JATT Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub 2”) and Zura Bio Holdings Ltd, a Cayman Islands exempted company (“Holdco”), consummated the closing of the transactions contemplated by the Business Combination Agreement, dated June 16, 2022, as amended on September 20, 2022, November 14, 2022 and January 13, 2023, by and among Zura, JATT, Merger Sub, Merger Sub 2, and Holdco

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

(the “Business Combination Agreement”), following the approval at an extraordinary general meeting of JATT’s shareholders held on March 16, 2023 (the “Extraordinary General Meeting” and the consummation of such transactions, the “Closing”).

Pursuant to the Business Combination Agreement, (i) Merger Sub merged with and into Holdco, with Holdco continuing as the surviving company and a wholly owned subsidiary of JATT (the “Merger”); (ii) immediately following the Merger, Holdco merged with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving company and a wholly owned subsidiary of JATT (the “Subsequent Merger” and, together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”); and (iii) JATT changed its name to “Zura Bio Limited” (the “Company” or “Zura Bio Limited”).

In connection with JATT’s shareholder proposal to amend its amended and restated memorandum and articles of association to extend the date by which JATT was required to consummate a business combination, which was approved at an extraordinary general meeting held on January 12, 2023, the holders of 12,111,022 of JATT’s ordinary shares, par value $0.0001 per share (the “JATT Class A Ordinary Shares”), exercised their right to redeem their shares for cash at a redemption price of approximately $10.26 per share for an aggregate redemption amount of approximately $124,226,450.64. In connection with the Extraordinary General Meeting and the Business Combination, the holders of an additional 1,506,480 Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.26 per share for an aggregate redemption amount of approximately $15,456,484.80. Prior to the Business Combination, holders of an aggregate of 13,617,502 Ordinary Shares exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $139,682,935.44.

Conversion and Exchange of Equity in the Business Combination

Pursuant to the Business Combination Agreement, all outstanding Holdco shares as of immediately prior to the Business Combination were cancelled in exchange for the right to receive a number of newly issued ordinary shares of JATT, par value $0.0001 per share (“Company Class A Ordinary Shares”), equal to the Exchange Ratio (as defined in the Business Combination Agreement) and all outstanding options to purchase shares of capital in Zura were exchanged for a number of options exercisable for newly issued Company Class A Ordinary Shares based upon the Exchange Ratio. The total consideration received by securityholders of Holdco at the Closing consisted of newly issued Company Class A Ordinary Shares (or options to purchase such shares) with an aggregate value equal to $165 million (the “Merger Consideration”).

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, in connection with the Merger and the Subsequent Merger, at the Closing, (i) each JATT unit was (to the extent not already separated) automatically separated and the holder thereof was deemed to hold one JATT Class A Ordinary Share and one-half of a JATT warrant; (ii) in consideration for the Merger, JATT issued to holders of Holdco’s issued and outstanding shares immediately prior to the Effective Time (as defined in the Business Combination Agreement) an aggregate of 14,558,067 JATT Class A Ordinary Shares (including 499,993 JATT Class A Ordinary Shares underlying restricted stock units granted to Amit Munshi, the Company’s Non-Executive Chairman) plus 1,941,933 options to acquire JATT Class A Ordinary Shares for which outstanding options to acquire Holdco ordinary shares were exchanged on Closing; and (iii) pursuant to the terms and conditions of JATT’s existing amended and restated memorandum and articles of association, all then-outstanding Class B ordinary shares, par value $0.0001 per share, were automatically converted into JATT Class A Ordinary Shares on a one-for-one basis.

PIPE Subscription Agreements

On the Closing Date, Ewon Comfortech Co., Ltd. (“Ewon”), an institutional accredited investor which is an indirect investor in Zura through its equity interest in Hana Immunotherapeutics LLC (“Hana”), purchased from JATT 2,000,000 JATT Class A Ordinary Shares and Eugene Investment & Securities Co., Ltd (“Eugene”), an unaffiliated institutional credited investor, purchased from JATT 9,950 JATT Class A Ordinary Shares (Ewon, together with Eugene, the “PIPE Investors”), for an aggregate of 2,009,950 JATT Class A Ordinary Shares (the “PIPE Shares”) at a price of $10.00 per share, for an aggregate purchase price of $20,099,500 (the “PIPE Financing”), pursuant to the subscription agreement entered into by JATT and the Ewon as of June 16, 2022, as amended on November 25, 2022 (the “Ewon PIPE Subscription Agreement”) and the subscription agreement entered into by JATT and Eugene as of March 13, 2023 (the “Eugene PIPE Subscription Agreement” and, together with the Ewon PIPE Subscription Agreement, the “PIPE Subscription

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

Agreements”). Pursuant to the PIPE Subscription Agreements, JATT granted certain registration rights to the PIPE Investors with respect to the PIPE Shares. The sale of the PIPE Shares was consummated concurrently with the closing of the Business Combination.

Forward Purchase Agreement

At the Closing of the Business Combination, Athanor Master Fund, LP and Athanor International Master Fund, LP (collectively, the “FPA Investors”), each of which is an unaffiliated institutional investor, purchased (i) an aggregate of 3,000,000 JATT Class A Ordinary Shares at $10 per share for $30,000,000; (ii) an aggregate of 1,301,633 JATT Class A Ordinary Shares at $10 per share for $13,016,330 (the “Redemption Backstop”) as public share redemptions were greater than 90% at the time of the Business Combination (the “Excess Redemptions”); and (iii) an additional 2,500,000 JATT Class A Ordinary Shares in consideration for the FPA Investors entering into the latest amendment, but for no additional monetary consideration, pursuant to the forward purchase agreements JATT and the FPA Investors entered into on August 5, 2021, as amended and restated on January 27, 2022 and as amended on March 8, 2023 (the “Forward Purchase Agreement”).

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, JATT, Zura, JATT Ventures, L.P., a Cayman Islands exempted limited partnership (the “Sponsor”) and certain directors and officers of JATT entered into a support agreement dated June 16, 2022 (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor and directors and officers of JATT agreed to (i) vote all of the JATT Class A Ordinary Shares beneficially owned by them, including any additional shares to which they acquire ownership of or the power to vote, in favor of the SPAC Shareholder Voting Matters (as defined in the Business Combination Agreement), (ii) not to redeem any of their JATT Class A Ordinary Shares in conjunction with shareholder approval of the Business Combination and (iii) be bound by certain transfer restrictions with respect to their JATT Class A Ordinary Shares.

Company Shareholder Support Agreement

Concurrently with the execution of the Business Combination Agreement, JATT, Zura and the shareholders of Zura entered into a support agreement dated June 16, 2022 (the “Company Shareholder Support Agreement”), pursuant to which the Zura shareholders agreed to vote all Zura ordinary shares beneficially owned by them, including any additional shares of Zura they acquire ownership of or the power to vote, in favor of the Business Combination and related transactions.

Sponsor Forfeiture Agreement

Contemporaneously with the execution of the Business Combination Agreement, the Sponsor entered into a sponsor forfeiture agreement (the “Sponsor Forfeiture Agreement”) with JATT and Zura, pursuant to which at the Closing, the Sponsor forfeited 4,133,466 of its private placement warrants to purchase JATT Class A Ordinary Shares, exercisable at $11.50 per share (the “Forfeited Private Placement Warrants”), acquired by the Sponsor in July 2021 upon JATT’s initial public offering, which were transferred to the FPA Investors and Ewon on a pro rata basis in accordance with the FPA Investors’ and Ewon’s total invested capital. The FPA Investors received an aggregate of 2,480,000 Forfeited Private Placement Warrants and Ewon received 1,653,466 Forfeited Private Placement Warrants.

Lock-Up Agreement

Contemporaneously with the execution of the Business Combination Agreement, JATT, the Sponsor, certain affiliates of the Sponsor and the Zura shareholders and optionholders, entered into a lock-up agreement (the “Lock-Up Agreement”), which took effect at Closing, containing restrictions on transfer with respect to Company Class A Ordinary Shares held by each such holder (subject to certain exceptions, the “Lock-Up Shares”) for a period as follows: one-third (1/3) of the Lock-Up Shares will be restricted until 6 months after the Closing, one-third (1/3) of the Lock-Up Shares will be restricted until 12 months after the Closing, and one-third (1/3) of the Lock-Up Shares shall be restricted until 24 months after the Closing; provided, that each portion of the Lock-Up Shares will be freely tradable on the earlier of (i) the date on which the closing price of the JATT ordinary shares equals or exceeds $12.00 per share (as

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period on a VWAP (as defined below) basis during the relevant lock-up period; and (ii) the date on which JATT consummates a liquidation, merger, capital share exchange, reorganization, or other similar transaction that results in all of JATT’s shareholders having the right to exchange their JATT ordinary shares for cash, securities or other property. For purposes of the Lock-Up Agreement, “VWAP” means, for any date, the daily volume weighted average price of the JATT ordinary shares for such date (or the nearest preceding date) on the trading market on which the JATT ordinary shares are then listed or quoted as reported by Bloomberg L.P. (based on a trading day from 9:30 a.m. (New York City time) to 4:00 p.m. (New York City time)).

Amendment to the Insider Letter Agreement

In connection with the execution of the Business Combination Agreement, JATT, the Sponsor, members of JATT’s board of directors and certain other individuals (collectively, the “Insiders”) entered into an Amendment to the Insider Letter Agreement (the “Amended Insider Letter Agreement”), which provides, among other things, that certain of JATT’s Class B ordinary shares (the “Founder Shares”) (and any JATT Class A Ordinary Shares issuable upon conversion thereof) shall be subject to certain time and share-performance-based vesting provisions which are described below. The Sponsor and the Insiders agreed that they shall not transfer any Founder Shares until the earlier of (A) six months after the completion of the initial business combination and (B) the date following the completion of an initial business combination on which JATT completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their JATT Class A Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if, subsequent to the Business Combination, the closing price of the JATT Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after the Business Combination, the Founder Shares shall be released from the lock-up restrictions.

Lilly Lock-Up Agreement

Pursuant to the Equity Grant Agreement (the “JATT Equity Grant Agreement”) entered into on December 8, 2023, by and between JATT and Eli Lilly and Company (“Lilly”), JATT and Lilly entered into a Lock-Up Agreement (the “Lilly Lock-Up Agreement”), on the Closing Date. The Lilly Lock-Up Agreement contains restrictions on transfer with respect to the shares issued to Lilly under the JATT Equity Grant Agreement (subject to certain exceptions, the “Lilly Lock-Up Shares”) for a period as follows: one-third (1/3) of the Lilly Lock-Up Shares will be restricted until 6 months after the Closing, one-third (1/3) of the Lilly Lock-Up Shares will be restricted until 12 months after the Closing, and one-third (1/3) of the Lilly Lock-Up Shares shall be restricted until 24 months after the Closing; provided, that each portion of the Lilly Lock-Up Shares will be freely tradable on the earlier of (i) the date on which the closing price of the JATT ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period on a VWAP (as defined below) basis during the relevant lock-up period; and (ii) the date on which JATT consummates a liquidation, merger, capital share exchange, reorganization, or other similar transaction that results in all of JATT’s shareholders having the right to exchange their JATT ordinary shares for cash, securities or other property. For purposes of the Lilly Lock-Up Agreement, “VWAP” means, for any date, the daily volume weighted average price of the JATT ordinary shares for such date (or the nearest preceding date) on the trading market on which the JATT ordinary shares are then listed or quoted as reported by Bloomberg L.P. (based on a trading day from 9:30 a.m. (New York City time) to 4:00 p.m. (New York City time)).

Amended and Restated Registration and Shareholders Rights Agreement

In connection with the Closing, Zura, JATT and certain securityholders of each of Zura and JATT who received JATT Class A Ordinary Shares pursuant to the Business Combination Agreement, entered into an amended and restated registration and shareholders rights agreement (the “Registration Rights Agreement”), which became effective upon the consummation of the Business Combination. The Registration Rights Agreement governs the registration of certain of the Company Class A Ordinary Shares for resale and includes certain customary demand and “piggy-back” registration rights with respect to the Company Class A Ordinary Shares held by the parties thereto.

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

Hydra Promissory Note

On December 8, 2022, Zura and Hydra LLC, a Cayman Islands limited liability company managed and controlled by Verender S. Badial and Someit Sidhu (“Hydra”), entered into a promissory note (the “Hydra Promissory Note”) pursuant to which (i) Hydra loaned to Zura a principal amount (the “Principal Amount”) of $8 million (including an original issue discount of $400,000) with an interest rate equal to 9.0% per annum, compounding daily. Under the Hydra Promissory Note, Hydra had the right to accelerate the Hydra Promissory Note and receive an amount equal to 120% of the Principal Amount because the registration statement on Form S-4 relating to the Business Combination was not declared effective by the SEC on or before February 15, 2023. On March 8, 2023, Zura and Hydra signed a limited waiver letter under the Hydra Promissory Note (the “Waiver Letter”), pursuant to which Hydra agreed to waive its acceleration right in consideration of Zura paying to Hydra 125% of the Principal Amount (equal to $10,000,000 in the aggregate) on the earlier of December 8, 2023 and five business days after the consummation of the Business Combination. On March 21, 2023, Zura repaid the Hydra Promissory Note in full and the Hydra Promissory Note was terminated.

As of the Closing Date and following the completion of the Business Combination, the Company had the following outstanding securities (including derivative securities):

●	27,552,148 Company Class A Ordinary Shares (including 499,993 Company Class A Ordinary Shares underlying restricted stock units (the “RSUs”));
●	6,900,000 public warrants, each exercisable for one Company Class A Ordinary Share at a price of $11.50 per share (the “Public Warrants”);
●	5,910,000 private placement warrants, each exercisable for one Company Class A Ordinary Share at a price of $11.50 per share (the “Private Placement Warrants”); and
●	1,941,933 options, each exercisable for one Company Class A Ordinary Share (the “Options”).

Liquidity and Capital Resources

The Company’s liquidity needs through December 31, 2021, were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and a loan from its Sponsor of approximately $117,000 under the Note (as defined in Note 4). The Company repaid the Note in full on July 21, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there was approximately $356,000 and $0 outstanding under Working Capital Loans, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Merger Sub and Merger Sub 2. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2022 and 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any investments held in Trust Account. At December 31, 2022 and 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” (“ASC 820”), equal or approximate the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature, or because the instrument is recognized at fair value.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation and a Black Scholes option pricing model, respectively. The fair value of the Private Placement Warrants continues to be measured using a Black-Scholes option pricing model. The fair value of the Public Warrants are subsequently measured at their listed

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

trading price since they began to be separately listed and traded beginning in September 2021. Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the Public Shares were charged to the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of December 31, 2022 and 2021, 13,800,000 shares of Class A ordinary shares are subject to possible redemption and are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

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

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

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

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 12,810,000 ordinary shares because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 450,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters in the period from March 10, 2021 (inception) through December 31, 2021 (see Note 4). Since the contingency was satisfied as of January 1, 2022, the Company included these shares in the weighted average number as of the beginning of the year ended December 31, 2022 to determine the dilutive impact of these shares. The fair value adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares.

	For The Year Ended December 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic and diluted	$2,839,302	$709,825

Denominator:
Basic and diluted weighted average ordinary shares outstanding	13,800,000	3,450,000

Basic and diluted net income per ordinary share	$0.21	$0.21

	For The Period From March 10, 2021
	(Inception) through December 31, 2021
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income (loss) - basic	$4,893,422	$1,955,233
Allocation of net income (loss) - diluted	4,814,256	2,034,389

Denominator:
Basic and diluted weighted average ordinary shares outstanding	7,834,343	3,130,303
Diluted weighted average ordinary shares outstanding	7,834,343	3,310,606

Basic net income per ordinary share	$0.62	$0.62
Diluted net income per ordinary share	$0.61	$0.61

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

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

Related Party Loans

On March 22, 2021, the Sponsor agreed to loan the Company up to $200,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the closing date of the Initial Public Offering. As of June 30, 2021, the Company borrowed approximately $117,000 under the Note. The Company repaid the Note in full on July 21, 2021. As of December 31, 2022 and 2021, there was no balance outstanding.

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

On May 11, 2022, an affiliate of the Sponsor agreed to loan the Company up to $300,000 to cover ongoing expenses of the Company pursuant to a promissory note (the “Working Capital Loan”). The Working Capital Loan does not bear interest and will mature upon closing of an initial Business Combination. In the event that a Business Combination does not close prior to April 17, 2023, the Working Capital Loan shall be deemed to be terminated and no amounts will thereafter be due under the Working Capital Loan. The principal balance may not be prepaid without the consent of the lender. The Working Capital Loan is convertible, at the lender’s discretion, into warrants of the Company at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The Working Capital Loan contains customary events of default, including, among others, those relating to the Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the sponsor.

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

On November 2, 2022, an affiliate of the Sponsor agreed to loan the Company up to $500,000 to cover ongoing expenses of the Company pursuant to a promissory note. The promissory note does not bear interest and will mature upon closing of an initial Business Combination. In the event that a Business Combination does not close prior to April 17, 2023, the promissory note shall be deemed to be terminated and no amounts will thereafter be due under the promissory note. The principal balance may not be prepaid without the consent of the lender. The promissory note is convertible, at the lender’s discretion, into warrants of the Company at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The promissory note contains customary events of default, including, among others, those relating to the Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the sponsor. To-date, no amounts have been borrowed by the Company under the promissory note.

As of December 31, 2022 and 2021, there was approximately $356,000 and $0 outstanding under Working Capital Loans, respectively. The conversion option is an embedded derivative under ASC 815 that is required to be separately measured at fair value with subsequent changes in fair value recognized in Company’s consolidated statements of operations each reporting period until the Working Capital Loan is repaid, converted or terminated. The embedded conversion option was determined to have de minimis value as of each funding date and at December 31, 2022. The Company valued the embedded conversion option using a Black-Scholes option model assuming the warrants as the underlying. The traded price of the Public Warrants as of each funding date and on December 31, 2022 was used as a proxy for the underlying warrant price. The time to maturity was estimated based on management’s estimated time to close a Business Combination. The volatility was derived from the traded prices of the Public Warrants.

Support Agreement and Services

The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021, the Company incurred such fees of $120,000 and $55,000, respectively, included as general and administrative fees – related party on the consolidated statements of operations. As of December 31, 2022 and 2021, approximately $78,000 and $18,000, respectively, has been included for such services and is included as due from related party on the accompanying consolidated balance sheets.

An affiliate of the Company’s Sponsor and CFO provides office space and consulting services to the Company. For the year ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021, the Company incurred fees of $60,000 and $113,000,respectively, included as general and administrative fees – related party on the consolidated statements of operations. As of December 31, 2022 and 2021, there is no balance owed for these services.

For the year ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021, the Company incurred merger consulting fees of $201,000 and $0, respectively, included as general and administrative fees - related party on the consolidated statements of operations.

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

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 13,800,000 shares of Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets.

Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Warrants	(8,625,000)
Class A ordinary share issuance costs, net of reimbursement from underwriter	(9,150,115)
Plus:
Accretion of carrying value to redemption value	19,155,115
Class A common stock subject to possible redemption - December 31, 2021	139,380,000
Increase in redemption value of Class A common stock subject to possible redemption	1,994,352
Class A common stock subject to possible redemption - December 31, 2022	$141,374,352

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 13,800,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and classified outside permanent equity in the accompanying consolidated balance sheets. See Note 6.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On March 23, 2021, the Company issued 4,312,500 Class B ordinary shares to the Sponsor. On June 14, 2021, the Sponsor effected a surrender of 862,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 4,312,500 to 3,450,000. All shares and share amounts have been retroactively adjusted. The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 450,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on July 19, 2021; therefore, these 450,000 Founder Shares were no longer subject to forfeiture. As of December 31, 2022 and 2021, there were 3,450,000 Class B ordinary share issued and outstanding.

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

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2022 and 2021, the Company had an aggregate of 12,810,000 warrants outstanding, comprised of 6,900,000 and 5,910,000 Public Warrants and Private Placement Warrants, respectively. The Company accounts for the warrants as derivative warrant liabilities in accordance with the guidance contained in ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and the existence of the potential for net cash settlement for the warrant holders (but not all shareholders) in the event of a tender offer.

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

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, by level within the fair value hierarchy:

December 31, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

Assets:
Investments held in Trust Account - U.S. Treasury Securities	$141,474,352	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,035,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$886,500

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$139,399,054	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$3,174,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$2,895,900

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

The fair value of the Public Warrants as of December 31, 2022 and 2021, was measured utilizing the Level 1 input of the observable listed trading price for such warrants. The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation and a Black Scholes option pricing model, respectively. The fair value of the Private Placement Warrants continues to be measured using a Black-Scholes option pricing model. Inherent in a Monte Carlo simulation and a Black Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs used to estimate fair value of the warrants at their measurement dates:

	As of December 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.21	$9.87
Volatility	1.0%	9.5%
Term (years)	4.46	0.54
Risk-free rate	4.05%	1.43%
Dividend yield	0.0%	0.0%

ZURA BIO LTD

(Formerly JATT Acquisition Corp)

NOTES TO FINANCIAL STATEMENTS

The change in the fair value of warrants measured with Level 3 inputs for the year ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021, is summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$2,895,900
Change in fair value of derivative warrant liabilities	(2,009,400)
Derivative warrant liabilities at December 31, 2022 - Level 3	$886,500

Derivative warrant liabilities at March 10, 2021	$—
Issuance of Public and Private Warrants - Level 3 - July 2021	16,308,000
Transfer of Public Warrants to Level 1 measurement	(8,625,000)
Change in fair value of derivative warrant liabilities	(4,787,100)
Derivative warrant liabilities at December 31, 2021 - Level 3	$2,895,900

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the consolidated financial statements were issued and disclosed the closing of the Business Combination on March 20, 2023, as per Note 1. The Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.