Form 10-Q
period 2023-03-31
Zura Bio Ltd
filed 2023-05-12
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40598

ZURA BIO LIMITED

(Exact name of Registrant as specified in its Charter)

Cayman Islands	98-1725736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4225 Executive Square, Suite 600 La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 247-0520

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares	ZURA	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)
Warrants	ZURAW	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

As of May 12, 2023, the registrant had 27,052,155 Class A Ordinary Shares and 6,899,996 Public Warrants outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	Zura’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;
●	factors relating to the business, operations and financial performance of Zura, including, but not limited to Zura’s limited operating history;
●	the fact that Zura has not completed any clinical trials, and has no products approved for commercial sale;
●	the fact that Zura has incurred significant losses since inception, and it expects to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future;
●	the fact that Zura requires substantial additional capital to finance its operations, and if it is unable to raise such capital when needed or on acceptable terms, it may be forced to delay, reduce, and/or eliminate one or more of its development programs or future commercialization efforts;
●	Zura’s ability to renew existing contracts;
●	Zura’s ability to obtain regulatory approval for its products, and any related restrictions or limitations of any approved products;
●	Zura’s ability to respond to general economic conditions;
●	Zura’s ability to manage its growth effectively;
●	the impact of the COVID-19 pandemic;
●	competition and competitive pressures from other companies worldwide in the industries in which Zura operates; and
●	litigation and the ability to adequately protect Zura’s intellectual property rights.

These and other factors that could cause actual results to differ from those implied by the forward- looking statements in this Quarterly Report on Form 10-Q are more fully described under the heading “Risk Factors” in the Company’s Registration Statement on Form S-4/A filed with the SEC on February 23, 2023. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can Zura assess the impact of all such risk factors on the business of Zura or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to Zura or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Zura undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements of belief and similar statements reflect the beliefs and opinions of Zura on the relevant subject. These statements are based upon information available to Zura as of the date of this Quarterly Report on Form 10-Q, and while Zura believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that Zura has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you should not put undue reliance on these statements, including, for example, statements about:

●	Zura’s market opportunity;
●	Zura’s public securities’ potential liquidity and trading;
●	Zura’s ability to raise financing in the future;
●	the attraction and retention of qualified directors, officers, employees and key personnel of Zura;
●	the ability of Zura to compete effectively in a highly competitive market;
●	the competition from larger pharmaceutical and biotechnology companies that have greater resources, technology, relationships and/or expertise;
●	the ability to protect and enhance Zura’s corporate reputation and brand;
●	the impact from future regulatory, judicial, and legislative changes in Zura’s industry;
●	Zura’s ability to obtain and maintain regulatory approval of any of its product candidates;
●	Zura’s ability to research, discover and develop additional product candidates;
●	Zura’s ability to grow and manage growth profitably;
●	Zura’s ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	Zura’s ability to execute its business plans and strategy;
●	the impact of the COVID-19 pandemic and other similar disruptions in the future; and
●	those factors set forth in documents of Zura or JATT filed, or to be filed, with SEC.

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of Zura prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

All subsequent written and oral forward-looking statements concerning Zura or other matters addressed in this Quarterly Report on Form 10-Q and attributable to Zura or any person acting on their behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by applicable law or regulations, Zura undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Zura Bio Limited

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2023	December 31,
	(unaudited)	2022
Assets
Current assets:
Cash	$43,963	$1,567
Prepaid expenses and other current assets	422	209
Total current assets	44,385	1,776
Deferred offering costs	—	3,486
Total assets	$44,385	$5,262

Liabilities, Convertible Preferred Shares, Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,993	$4,428
Note payable	—	7,756
Research and development license consideration liability	—	2,634
Total current liabilities	4,993	14,818
Private placement warrants	1,537	—
Total liabilities	6,530	14,818

Commitments and contingencies (Note 11)

Convertible preferred shares
Series A-1 convertible preferred shares, $0.001 par value, 0 and 13,510,415 shares authorized, issued and outstanding as of March 31, 2023 and December 31, 2022	—	12,500

Redeemable noncontrolling interest	10,000	10,000

Shareholders' Equity (Deficit):
Preferred shares, $0.0001 par value, 1,000,000 and -0- authorized as of March 31, 2023 and December 31, 2022, respectively; -0- issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A Ordinary shares, $0.0001 par value, 300,000,000 authorized, 27,052,155 issued and outstanding as of March 31, 2023; 1,884,649 authorized, 383,479 issued and outstanding as of December 31, 2022	3	—
Additional paid-in capital	69,703	—
Accumulated deficit	(41,851)	(32,056)
Total shareholders' equity (deficit)	27,855	(32,056)
Total liabilities, convertible preferred shares, redeemable noncontrolling interest and shareholders' equity (deficit)	$44,385	$5,262

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

		For the Period from
		January 18, 2022
	For the Three Months	(date of inception) to
	Ended March 31,	March 31,
	2023	2022
Operating expenses:
Research and development	$4,884	$7,500
General and administrative	2,835	319
Total operating expenses	7,719	7,819
Loss from operations	(7,719)	(7,819)
Other expense/(income), net:
Other expense, net	9	—
Change in fair value of private placement warrants	(177)	—
Change in fair value of note payable	2,244	—
Total other expense/(income), net	2,076	—
Loss before income taxes	(9,795)	(7,819)
Income tax benefit	—	—
Net loss before redeemable noncontrolling interest	(9,795)	(7,819)
Net loss attributable to redeemable noncontrolling interest	203	—
Net loss	(9,592)	(7,819)
Accretion of redeemable noncontrolling interest to redemption value	(203)	—
Net loss attributable to Class A Ordinary Shareholders of Zura	$(9,795)	$(7,819)
Net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	$(2.76)	$(72,395.48)
Weighted-average Class A Ordinary Shares used in computing net loss per Ordinary Share attributable to Shareholders of Zura, basic and diluted	3,551,906	108

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Changes in Convertible Preferred Shares, Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Redeemable	Convertible Preferred		Class A		Additional		Total
	Noncontrolling	Shares(1)		Ordinary Shares(1)		Paid-in	Accumulated	Shareholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	$10,000	125,000	$12,500	3,548	$—	$—	$(32,056)	$(32,056)
Recapitalization	—	13,385,415	—	276,172	—	—	—	—
Balance as of December 31, 2022	10,000	13,510,415	12,500	279,720	—	—	(32,056)	(32,056)

Issuance of Series A-1 convertible preferred shares as license compensation	—	267,939	2,186	—	—	—	—	—
Conversion of Series A-1 convertible preferred shares to Class A Ordinary Shares in connection with Business Combination	—	(13,778,354)	(14,686)	13,778,354	2	14,684	—	14,686
Issuance of Class A Ordinary Shares in connection with Business Combination, including PIPE Investment, Forward Purchase Investment, and Backstop Shares, net of $4.0 million of transaction costs	—	—	—	12,444,081	1	48,350	—	48,351
Issuance of Class A Ordinary Shares to settle research and development license consideration liability	—	—	—	550,000	—	4,488	—	4,488
Reclassification of public warrant liability to equity	—	—	—	—	—	2,001	—	2,001
Share-based compensation expense	—	—	—	—	—	180	—	180
Net loss	(203)	—	—	—	—	—	(9,592)	(9,592)
Accretion of redeemable noncontrolling interest to redemption value	203	—	—	—	—	—	(203)	(203)
Balance as of March 31, 2023	$10,000	—	$—	27,052,155	$3	$69,703	$(41,851)	$27,855

	Redeemable	Convertible		Class A		Additional		Total
	Noncontrolling	Preferred Shares(1)		Ordinary Shares(1)		Paid-in	Accumulated	Shareholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 18, 2022 (date of inception)	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class A Ordinary Share at inception	—	—	—	108	—	—	—	—
Issuance of Series A-1 convertible preferred shares for cash	—	10,808,332	10,000	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares for license	—	2,702,083	2,500	—	—	—	—	—
Net loss	—	—	—	—	—	—	(7,819)	(7,819)
Balance as of March 31, 2022	$—	13,510,415	$12,500	108	$—	$—	$(7,819)	$(7,819)

(1) The Company’s convertible preferred shares and Class A Ordinary Shares prior to the closing of the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 108.083 established in the Business Combination Agreement as described in Note 3.

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

		For the Period from
	For the Three	January 18, 2022
	Months Ended	(date of inception) to
	March 31,	March 31,
	2023	2022
Cash flows from operating activities
Net loss before redeemable noncontrolling interest	$(9,795)	$(7,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Anti-dilution share issuance compensation	2,186	—
Share-based compensation	180	—
Research and development acquired license	—	7,500
Change in fair value of share-based payment liability	1,854	—
Change in fair value of note payable	2,244	—
Change in fair value of private placement warrants	(177)	—
Foreign exchange transaction loss	9	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(213)	—
Accounts payable and accrued expenses	455	39
Net cash used in operating activities	(3,257)	(280)
Cash flows from investing activities
Purchase of research and development license	—	(5,000)
Net cash used in investing activities	—	(5,000)
Cash flows from financing activities
Proceeds from issuance of Series A-1 convertible preferred shares	—	10,000
Settlement of note payable	(10,000)	—
Proceeds from issuance of Class A Ordinary Shares upon Closing of Business Combination	56,683	—
Payment of deferred transaction costs	(1,030)	—
Net cash provided by financing activities	45,653	10,000
Net increase in cash	42,396	4,720
Cash, beginning of period	1,567	—
Cash, end of period	$43,963	$4,720

Supplemental Disclosure
Cash paid for taxes	—	—
Cash paid for interest	—	—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of Series A-1 convertible preferred shares for license	$—	$2,500
Conversion of Series A-1 convertible preferred shares for Class A Ordinary Shares	$14,686	$—
Assumption of public and private placement warrants in connection with Business Combination	$3,715	$—
Reclassification of public warrant liability to equity	$2,001	$—
Settlement of research and development license consideration liability	$4,488	$—
Transaction costs include in accounts payable	$154	$—
Reclassification of deferred transaction costs to additional paid-in capital	$4,015	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

1.	Organization and Description of Business

Zura Bio Limited, a Cayman Islands exempted company, formerly known as JATT Acquisition Corp (“JATT”), together with its subsidiaries (collectively, the “Company” or “Zura” or “Zura Bio”), is a clinical-stage biotechnology company advancing immunology assets into Phase 2 development programs, including ZB-168, a fully anti-IL7Ra monoclonal antibody, which it has licensed from Pfizer, Inc. (“Pfizer”) and torudokimab, a high affinity monoclonal antibody, which it has licensed from Eli Lilly and Company (“Lilly”). The Company’s accounting predecessor, Zura Bio Limited (herein referred to as “Legacy Zura”), was formed in the United Kingdom (“UK”) on January 18, 2022 (“Inception”).

Business Combination

On March 20, 2023 (the “Closing Date”), the Company consummated the previously announced business combination (the “Business Combination”), pursuant to the terms of a business combination agreement (the “Business Combination Agreement”), dated as of June 16, 2022 (as amended on September 20, 2022, November 14, 2022, and January 13, 2023), by and among JATT, JATT Merger Sub, JATT Merger Sub 2, Zura Bio Holdings Ltd. (“Holdco”), and Legacy Zura. Pursuant to the Business Combination Agreement, (a) before the closing of the Business Combination, Holdco was established as a new holding company of Legacy Zura and became a party to the Business Combination Agreement; and (b) on the Closing, in sequential order: (i) Merger Sub merged with and into Holdco, with Holdco continuing as the surviving company and a wholly owned subsidiary of JATT; (ii) immediately following the Merger, Holdco merged with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving company and a wholly owned subsidiary of JATT; and (iii) JATT changed its name to “Zura Bio Limited”.

The Business Combination has been accounted for as a reverse recapitalization, with Legacy Zura being the accounting acquirer and JATT as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represent the accounts of Legacy Zura. The shares and net loss per share attributable to ordinary shareholders of Legacy Zura prior to the Closing Date have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement.

Prior to the Business Combination, JATT’s public shares, public warrants, and public units were listed on the New York Stock Exchange (“NYSE”) under the symbols “JATT,” “JATT.WS,” and “JATT.U,” respectively. On March 20, 2023, the Company's Class A ordinary shares (“Class A Ordinary Shares”) and public warrants began trading on the Nasdaq under the symbols “ZURA” and “ZURAW,” respectively. See Note 3, Recapitalization for additional details.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the consolidated financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an emerging growth company.

Change in Fiscal Year End

On November 18, 2022, the Board of Directors approved a change in the Company’s fiscal year end from March 31 to December 31. The Company’s 2022 fiscal year began at inception on January 18, 2022, and ended on December 31, 2022.

The change in fiscal year end also applies retrospectively to all previously issued financial statements for the periods ended March 31, 2022, June 30, 2022, and September 30, 2022.

Liquidity

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company has an accumulated deficit of $41.9 million and $32.1 million as of March 31, 2023 and December 31, 2022, respectively, and a net loss of $9.6 million and $7.8 million for the three months ended March 31, 2023 and the period ended March 31, 2022, respectively. The Company’s existing sources of liquidity as of March 31, 2023 includes $44.0 million in cash.

Prior to the Business Combination, the Company historically funded operations primarily with issuances of convertible preferred shares and a promissory note. Upon the closing of the Business Combination, the Company received $56.7 million in net cash proceeds. The Company’s cash requirements include, but are not limited to, product manufacturing costs and working capital requirements. The Company expects such operating losses and negative cash flows from operations will continue over the next twelve months.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of its consolidated subsidiaries. Other shareholders’ interests in the Company’s subsidiary, Z33 Bio, Inc. (“Z33”), are shown in the condensed consolidated financial statements as redeemable noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. As such, the information included herein should be read in conjunction with Legacy Zura’s consolidated financial statements and accompanying notes as of December 31, 2022 and for the period from January 18, 2022 (date of inception) to December 31, 2022 (the “audited consolidated financial statements”) that were included in the Company’s Form 8-K filed with the SEC on April 6, 2023. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, except for the impact of the recapitalization as described in Note 3, and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of operations for the three months ended March 31, 2023 and the period ended March 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other future interim or annual period.

Significant Accounting Policies

Except for the addition of the Business Combination and related public warrants and private placement warrants (collectively, the “Warrants”), there have been no significant changes in the Company’s significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Company’s audited consolidated financial statements that were included in the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to, the fair value of Class A Ordinary Shares and other assumptions used to measure share-based compensation, the fair value of share-based consideration transferred for acquired assets, the fair value of contingent consideration, the fair value of public and private placement warrants, and the fair value of the note payable.

Risks and Uncertainties

The Company is subject to risks common to early-stage companies in the biotechnology industry, including, but not limited to, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and ability to transition from preclinical manufacturing to commercial production of products.

The Company’s future product candidates will require approvals from the U.S. Food and Drug Administration and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval for any product candidate, it could have a material adverse impact on the Company.

On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company held deposits with this bank. As a result of the actions by the FDIC, the Company’s insured and uninsured deposits have been restored.

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Warrants

As part of the Business Combination, the Company assumed JATT’s public warrant and private placement warrant liabilities. The public warrants were reclassified to equity following the Business Combination. Classification of the public warrants as equity instruments and the private placement warrants as liability instruments is based on management’s analysis of the guidance in ASC 815. The Company measures the private placement warrant liability at fair value each reporting period with the change in fair value recorded as other (expense) income in the condensed consolidated statements of operations. The Company measured the public warrants at the fair value of the equity instruments as of the Closing Date of the Business Combination.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to Class A Ordinary Shareholders by the weighted-average number of Class A Ordinary Shares outstanding during the period. Diluted net loss per share excludes the potential impact of the Company’s convertible preferred shares and options to purchase Class A Ordinary Shares because their effect would be anti-dilutive due to the Company’s net loss for the period presented. Since the Company had a net loss in the period presented, basic and diluted net loss per share are the same.

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	For the Three	For the Period from
	Months	January 18, 2022
	Ended	(date of inception) to
	March 31,	March 31,
	2023	2022
Convertible preferred shares	—	13,510,415
Shares issuable upon exercise of the Warrants to purchase Class A Ordinary Shares	12,809,996	—
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	1,941,933	—
Restricted share units	499,993	—
Total	15,251,922	13,510,415

Shares issuable upon the exercise of performance-based share options (“PSOs”) are excluded from the calculation of diluted net loss per share until the Company’s management deems it probable that the performance conditions will be satisfied.

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The Company early adopted this standard effective January 1, 2023. The adoption of this standard did not have a material effect on our condensed consolidated financial statements and related disclosures.

3.	Recapitalization

As discussed in Note 1, Organization and Description of Business, on the Closing Date, JATT completed the acquisition of Legacy Zura and acquired 100% of Legacy Zura’s shares and Legacy Zura received proceeds of $56.7 million which includes proceeds from issuance of Class A Ordinary Shares upon the consummation of the Business Combination, including the Redemption Backstop shares (as defined below), proceeds from the PIPE investment (as defined below), and proceeds from the Forward Purchase Agreement (as defined below). The Company recorded $4.0 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Business Combination. These costs were included in additional paid-in capital on the Company’s condensed consolidated balance sheet. On the Closing Date, each holder of Legacy Zura’s ordinary shares received approximately 108.083 shares of the Company’s Class A Ordinary Shares, par value $0.0001 per share. See Note 7 for additional details of the Company’s shareholders’ equity (deficit) prior to and subsequent to the Business Combination.

All equity awards of Legacy Zura were assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class A Ordinary Shares. As a result, each outstanding share option was converted into an option exercisable for the Company’s Class A Ordinary Shares based on an exchange ratio of approximately 108.083 and each outstanding restricted share unit was converted into restricted units of the Company that, upon vesting, will be settled for the Company’s Class A Ordinary Shares based on an exchange ratio of approximately 108.083.

Each public and private placement warrant of JATT that was unexercised at the time of the Business Combination was assumed by the Company and represents the right to purchase one Class A Ordinary Share upon exercise of such warrant. Refer to Note 2 and Note 8 for further details.

The Business Combination was accounted for as a reverse recapitalization with Legacy Zura as the accounting acquirer and JATT as the acquired company for accounting purposes. Legacy Zura was determined to be the accounting acquirer since Legacy Zura’s shareholders as a group prior to the Business Combination held the majority voting interest in the combined entity, Legacy Zura’s shareholders appointed 4 out of the 7 directors of the combined Board of Directors, Legacy Zura’s management holds certain key positions in the management of the combined entity, and Legacy Zura is the largest of the combining entities based on historical operating activity and comprises all of the ongoing operations. Accordingly, all historical financial information presented in these condensed consolidated financial statements represents the accounts of Legacy Zura. Net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Legacy Zura. The Company’s convertible preferred shares and Class A Ordinary Shares prior to the closing of the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 108.083 established in the Business Combination Agreement.

The number of Class A Ordinary Shares issued and outstanding immediately following the Business Combination on March 20, 2023 was:

	Shares	%
JATT Public shareholders	182,498	0.7%
Zura shares issued – Lilly license	550,000	2.0%
Redemption Backstop	1,301,633	4.8%
Redemption Backstop Consideration	2,500,000	9.2%
JATT Founders	3,450,000	12.8%
PIPE Investment	2,009,950	7.4%
Forward Purchase Agreement	3,000,000	11.1%
Legacy Zura Equityholders	14,058,074	52.0%
Total shares outstanding	27,052,155	100.0%

PIPE Investment

Concurrently with the execution of the Business Combination Agreement, JATT entered into subscription agreements with certain “accredited investors” (as defined by Rule 501 of Regulation D) (the “PIPE Investors”) on June 16, 2022, as amended on November 25, 2022, (the “Ewon PIPE Subscription Agreement”) and March 13, 2023 (the “Eugene PIPE Subscription Agreement”), pursuant to which the PIPE Investors collectively subscribed for and agreed to purchase an aggregate of 2,009,950 JATT Class A Ordinary Shares at a purchase price of $10.00 per share for $20,099,500.

Forward Purchase Agreement and Redemption Backstop

On January 27, 2022, JATT entered into an Amended Forward Purchase Agreement (the “Forward Purchase Agreement”) with two institutional investors (the “FPA Investors”) providing that at the Closing of the Business Combination: (i) the purchasers will purchase an aggregate of 3,000,000 Class A Ordinary Shares at $10 per share for $30,000,000; and (ii) the purchase of, in a binding redemption backstop (the “Redemption Backstop”), up to an additional $15 million of Class A Ordinary Shares in the event that public Class A Ordinary Share redemptions are greater than 90% in connection with the Business Combination (the “Excess Redemptions”). On the Closing Date, FPA Investors purchased 1,301,633 JATT Class A Ordinary Shares at $10 per share for $13,016,330. In addition, the FPA Investors were issued an additional 2,500,000 Class A Ordinary Shares (“Redemption Backstop Consideration”) for no additional consideration.

4.	Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The Company determines fair value based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. These levels are:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2: Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3: Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

Financial instruments consist of cash, prepaid and other current assets, accounts payable and accrued expenses, note payable, private placement warrants, and research and development license consideration. The carrying values of the Company’s cash, prepaid and other current assets, and accounts payable and accrued expenses approximate their fair value due to the short-term maturity of these instruments.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and the fair value hierarchy of the valuation techniques utilized.

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Private placement warrants	$—	$1,537	$—	$1,537

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Note payable	$—	$—	$7,756	$7,756
Research and development license consideration	$—	$—	$2,634	$2,634

There were no transfers into or out of Level 1, Level 2, or Level 3 during the three months ended March 31, 2023 and the period ended December 31, 2022.

Note payable

The Company elected the fair value option to account for its Note payable to Hydra, LLC (see Note 10). The fair value of the Note payable at issuance was measured as the cash proceeds from the Note. The fair value of the Note payable subsequent to issuance was estimated using the probability-weighted expected return method (“PWERM”), whereby the total settlement obligation under the Note was determined based on the amounts payable to Hydra under various scenarios. The PWERM’s output is determined based on inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The PWERM contemplated three scenarios: i) the Company consummates the Business Combination without triggering an event of default, ii) the Company triggers an event of default, and consummates the Business Combination, and iii) the Company does not consummate the Business Combination. The settlement value of each scenario was determined using a discounted cash flow model. Significant estimates in the cash flow model include the discount rate and time to repayment. As of December 31, 2022, the weighted average discount rate was 9.0%, and the weighted average time to repayment was 0.6 years, each weighted by the probability of the scenario. Upon the Closing Date of the Business Combination, the Note was remeasured to the settlement value and subsequently repaid for a total of $10.0 million. The following table provides a summary of changes in the estimated fair value of the Note:

For the Three
Months Ended
March 31, 2023
Balance at December 31, 2022	$7,756
Remeasurement of the Note to settlement value upon the Closing of the Business Combination	2,244
Settlement of the Note	(10,000)
Balance at March 31, 2023	$—

The Company recorded a loss on remeasurement of the Note of $2.2 million for the three months ended March 31, 2023 within change in fair value of note payable on the condensed consolidated statement of operations.

Research and development license consideration

As consideration for the Lilly License (see Note 6), Lilly agreed to receive either 550,000 Zura Class A Ordinary Shares upon the closing of the Business Combination (subject to certain lock-up provisions) or 4,702,867 shares of Z33 Series Seed Preferred Shares (the subsidiary redeemable preferred shares) if the Business Combination was not consummated. As of December 31, 2022, the arrangement was liability classified and remeasured at fair value at each reporting date (the research and development license consideration liability). The fair value of the research and development license consideration liability was estimated using the PWERM, whereby the total settlement obligation was determined based upon the fair value of the JATT Class A Ordinary Shares, the Z33 Series Seed Preferred Shares, and the probability of the consummation of the Business Combination. As certain of the inputs to the PWERM are not observable in the market, the research and development license consideration liability represented a Level 3 measurement within the fair value hierarchy. As of December 31, 2022, the fair value of JATT Class A Ordinary Shares was determined to be $7.66 per share, a discount to the trading price due to the shares being subject to a lock-up provision. As of December 31, 2022, the fair value of Z33 Series Seed Preferred Shares was determined to be $0.15 per share.

Upon the Closing Date of the Business Combination, the liability was remeasured to its settlement value and subsequently settled through the issuance of 550,000 Class A Ordinary Shares of Zura. The aggregate fair value of the Class A Ordinary Shares of Zura issued to Lilly was determined to be $4.5 million, or $8.16 per share. The following table provides a summary of changes in the estimated fair value of the liability:

For the Three
Months Ended
March 31, 2023
Balance at December 31, 2022	$2,634
Remeasurement of the liability to settlement value upon the Closing of the Business Combination	1,854
Settlement of the liability	(4,488)
Balance at March 31, 2023	$—

The Company recorded a loss on the remeasurement of the research and development license consideration liability of $1.9 million for the three months ended March 31, 2023 within research and development on the condensed consolidated statement of operations.

Private Placement Warrants

As of March 31, 2023, the Company has private placement warrants (see Note 9). Such warrants are measured at fair value on a recurring basis. Because the transfer of private placement warrants to non-permitted transferees would result in the private placement warrants having substantially the same terms as the public warrants, the Company determined that the fair value of each private placement warrant is consistent with that of a public warrant. Accordingly, the private placement warrants are classified as Level 2 financial instruments. The following table provides a summary of changes in the estimated fair value of the private placement warrants:

For the Three
Months Ended
March 31, 2023
Balance at December 31, 2022	$—
Assumption of private placement warrants	1,714
Change in fair value	(177)
Balance at March 31, 2023	$1,537

The Company recorded a gain from the change in fair value of the private placement warrants of $0.2 million for the three months ended March 31, 2023 within change in fair value of private placement warrants on the condensed consolidated statement of operations.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accounts payable	$2,409	$2,010
Accrued payroll	651	260
Accrued bonus	916	141
Accrued offering costs	154	655
Accrued research and development costs	518	490
Accrued consulting fees	35	451
Accrued legal costs	107	308
Other accrued expenses	203	113
Total accounts payable and accrued expenses	$4,993	$4,428

6.	License Agreements

Pfizer

On March 22, 2022, the Company entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer. Under the Pfizer Agreement, the Company acquired a license for a compound initially developed by Pfizer, in exchange for $5.0 million in cash and 2,702,083 shares (as adjusted by the exchange ratio established in the Business Combination Agreement) of the Company’s Series A-1 convertible preferred shares, representing a 20% interest in the Company. In accordance with ASC 805, the Pfizer Agreement is accounted for as an asset acquisition as substantially all of the $7.5 million value transferred to the Company was allocated to in-process research and development. On the acquisition date, the compound licensed had not yet received regulatory approval and the in-process research and development did not have an alternative use.

In addition to the consideration transferred on March 22, 2022, the Company is obligated to make 12 development and regulatory milestone payments aggregating up to $70.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”). In further consideration for the license, the Company will also pay an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of nets sales of Products. Royalties are payable on a country-by-country basis for a certain period of years or upon the later expiration of regulatory exclusivity of the Company’s Products in a country.

The Company is also subject to a potential multi-million dollar transaction payment if, within a certain period the Company has (a) certain changes in control, excluding an initial public offering or any business combination where the securities of the Company are listed on a stock exchange (e.g., a transaction with a special purpose acquisition company), or (b) the Company sublicenses or divests of its rights to the Products.

The Pfizer Agreement also has an anti-dilution provision to allow Pfizer to maintain an 18% interest in the Company, as detailed in Note 7. Immediately prior to the Closing Date of the Business Combination, additional share options and restricted share units were issued to certain employees, executives, and directors that would result in the dilution of Pfizer’s ownership in the Company. In accordance with the anti-dilution provision of the Pfizer Agreement, Pfizer was issued additional Series A-1 convertible preferred shares upon the closing of the Business Combination that were immediately converted to 267,939 Class A Ordinary Shares. In accordance with ASC 718, the Company recognized expense related to these Class A Ordinary Shares based on their grant date fair value. Following the Business Combination, the anti-dilution provision is no longer in effect.

As of March 31, 2023, the Company does not owe any amounts under the Pfizer Agreement.

Lonza

In July 2022, the Company entered into a license agreement (the “Lonza License”) with Lonza Sales AG (“Lonza”) for a worldwide non-exclusive license for Lonza’s gene expression system in exchange for varying considerations depending on a number of factors such as whether the Company enters further into manufacturing agreements with Lonza or with a third party, and whether the Company enters into sublicense agreements with third parties (including up to middle six-figure annual payments per sublicense upon commencement of a sublicense, as well as royalties of up to low-single digit percentages of net sales of certain products over a commercially standard double-digit multi-year term). The Lonza License will remain in effect until terminated. The Company is free to terminate the Lonza License at any time upon 60 days’ notice, with or without cause. Lonza may terminate the Lonza License for cause upon a breach by the Company or for other commercially standard reasons.

Lilly License

On December 8, 2022, the Company’s consolidated subsidiary, Z33 Bio Inc. (“Z33”), entered into a license agreement (the “Lilly License”) with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly), royalty-bearing global license to develop, manufacture, and commercialize certain intellectual property owned by Lilly relating to its IL-33 compound. As consideration, the Company paid Lilly an upfront fee of $7.0 million.

As consideration for the Lilly License, Lilly agreed to receive either 550,000 Class A Ordinary Shares upon the closing of the Business Combination (subject to certain lock-up provisions) or 4,702,867 shares of Z33 Series Seed Preferred Shares (the subsidiary redeemable preferred shares) if the Business Combination was not consummated. The obligation to issue shares represents contingent consideration and is classified as a liability on the consolidated balance sheet (research and development license consideration liability) as of December 31, 2022. The liability is measured at fair value on the acquisition date and remeasured to fair value at each reporting date. Upon the Closing Date of the Business Combination, the Company issued Lilly 550,000 Class A Ordinary Shares at an aggregate fair value of $4.5 million.

The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the assets acquired is concentrated in a group of similar identifiable IPR&D assets (as defined below). On the acquisition date, the compound licensed had not yet received regulatory approval and the in-process research and development did not have an alternative use. Accordingly, the Company expensed the entire cost of the Lilly License as a component of research and development in the consolidated statement of operations during the period ended December 31, 2022.

As a finder’s fee in connection with arranging the acquisition, Z33 issued to Stone Peach Properties, LLC (“Stone Peach”) 4,900,222 shares of Z33 Series Seed Preferred Shares, which is included in the measurement of the cost of the acquired asset. Zura has the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement. Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura for a price per share of $2.040724. Stone Peach may exercise its option at any time between the first anniversary and the second anniversary of the transaction. See Note 12 for further information.

In addition to the consideration transferred on December 8, 2022, the Company is obligated to pay $3.0 million to Lilly upon the completion of a financing by the Company with gross proceeds exceeding $100 million. The Company is further obligated to make 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound. The Company will also pay an annual earned royalty to Lilly at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on Net Sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year. The Company will account for these contingent payments when they become due. As of March 31, 2023, none of the contingent payments were due.

7.	Convertible Preferred Shares and Shareholders’ Equity (Deficit)

Prior to the Business Combination, Legacy Zura was authorized to issue Class A Ordinary Shares and Series A-1 convertible preferred shares. The outstanding Class A Ordinary Shares and Series A-1 convertible preferred shares of Legacy Zura are presented on the consolidated balance sheet and on the statement of changes in convertible preferred shares, redeemable noncontrolling interest and shareholders’ deficit for the annual period ended December 31, 2022.

Business Combination

Immediately prior to the Closing Date of the Business Combination, Pfizer was issued additional Series A-1 convertible preferred shares upon the closing of the Business Combination that were immediately converted to 267,939 Class A Ordinary Shares. The shares were issued in accordance with the anti-dilution provision of the Pfizer Agreement.

On the Closing Date and in accordance with the terms and subject to the conditions of the Business Combination, each Class A Ordinary Share of Legacy Zura, par value $0.001 per share, Series A-1 convertible preferred share, outstanding option (whether vested or unvested), and restricted share unit (whether vested or unvested) were canceled and converted into a comparable number of awards that consisted of either the rights to receive or acquire the Company’s Class A Ordinary Shares, par value $0.0001 per share, as determined by the exchange ratio pursuant to the Business Combination Agreement. The exchange ratio is approximately 108.083.

On March 16, 2023, in connection with the closing of the Business Combination and effective upon the Closing Date, the Company authorized 300,000,000 Class A Ordinary Shares, par value of $0.0001 and 1,000,000 preferred shares, par value of $0.0001.

Series A-1 Convertible Preferred Shares Rights and Preferences

Conversion

Each share of Series A-1 convertible preferred shares is convertible, at the option of the holder thereof, at any time after the date of issuance of such share, into such number shares of the Company’s Ordinary Shares, subject to adjustment.

Each share of Series A-1 convertible preferred shares will automatically be converted into a share of the Company’s Ordinary Shares, subject to adjustment, immediately upon the occurrence of an initial public offering with a gross aggregate subscription with respect to new Ordinary Shares of greater than $50.0 million. The Ordinary Shares resulting from this conversion will rank pari passu with the existing Ordinary Shares at the time of conversion.

Anti-Dilution

If the Company issues equity securities, other than pursuant to a share option plan, the Company shall issue such number of Series A-1 convertible preferred shares to Pfizer as necessary to maintain Pfizer’s ownership interest of 18%, until the Company raises in excess of $30.0 million in equity, where any capital raised above this threshold is not subject to anti-dilution.

Dividends

The holders of shares of Series A-1 convertible preferred shares are entitled to receive dividends, of profits available for distribution as determined by the Company’s board of directors with the consent of the majority of the shareholders, payable on a pro rata, pari passu basis. No dividends have been declared by the Company’s board of directors.

Liquidation

In the event of any voluntary or involuntary liquidation or return of capital (other than a conversion, redemption or purchase of shares) of the Company, the holders of the Series A-1 convertible preferred shares are entitled to receive a liquidation preference prior to any distribution to the holders of Ordinary Shares in the amount $131 per share.

Voting Rights

The holders of the Series A-1 convertible preferred shares are entitled to one vote per share, unless the Series A-1 shares are convertible into a greater number of Ordinary Shares or the holders of Series A-1 convertible preferred shares are entitled to any anti-dilution shares, in which case the holders of Series A-1 convertible preferred shares are entitled to the number of votes that the holder would be entitled upon conversion to Ordinary Shares or after the issuance of the anti-dilution shares, respectively.

Redemption Rights

The Series A-1 convertible preferred shares are not mandatorily redeemable at the option of the holder.

As of March 31, 2023, no preferred shares were issued and outstanding.

8.	Warrants

As the accounting acquirer, Zura Bio is deemed to have assumed 5,910,000 private placement warrants to purchase Class A that were held by JATT Ventures, L.P. (the “Sponsor”) at an exercise price of $11.50 and 6,899,996 public warrants to purchase Class A Ordinary Shares that were held by JATT’s public shareholders at an exercise price of $11.50. The Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

As of March 31, 2023, no warrants have been exercised or redeemed.

Public Warrants

The public warrants become exercisable into Class A Ordinary Shares commencing 30 days after the Business Combination and expire five years from the date of the Business Combination, or earlier upon redemption or liquidation. Each warrant entitles the holder to purchase one share of the Company’s Class A Ordinary Shares at a price of $11.50 per share, subject to certain adjustments.

The Company may redeem, with 30 days written notice, each whole outstanding public warrant for cash at a price of $0.01 per warrant if the Reference Value (as defined below) equals or exceeds $18.00 per share, subject to certain adjustments. The warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date at $11.50 per share, subject to certain adjustments. If the Company calls the public warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement. For purposes of the redemption, “Reference Value” shall mean the last reported sales price of the Company’s Class A Ordinary Shares for any twenty trading days within the thirty trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.

Private Placement Warrants

The private placement warrants are identical to the public warrants, except that the private placement warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, then such warrants will be redeemable by the Company and exercisable by the warrant holders on the same basis as the public warrants.

9.	Share-based Compensation

On June 8, 2022, Legacy Zura’s board of directors approved two stock option plans, the UK Plan (the “UK Plan”) and the US Plan (the “US Plan”) (collectively, the “Option Plans”) which permit the granting of nonqualified share options to certain employees and directors. There were 1,501,165 Class A Ordinary Shares available for issuance under the Option Plans, of which 383,371 Class A Ordinary Shares were authorized for issuance under the US Plan.

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Equity Incentive Plan (the “Equity Incentive Plan”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The Equity Incentive Plan allows for the grant of share options, both incentive and nonqualified share options; SARs, alone or in conjunction with other awards; restricted shares and restricted share units (“RSUs”); incentive bonuses, which may be paid in cash, shares, or a combination thereof; and other share-based awards. The maximum number of Class A Ordinary Shares that may be issued under the Equity Incentive Plan are equal to 4,029,898, with an annual increase on January 1st of each calendar year beginning on January 1, 2024 and ending on and including January 1, 2029, equal to the lesser of (i) 5.0% of the aggregate number of Class A Ordinary Shares outstanding on the final day of the immediately preceding calendar year, (ii) 8,059,796 Class A Ordinary Shares or (iii) such smaller number of shares as is determined by the board.

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Employee Stock Purchase Plan (the “ESPP”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The maximum number of Class A Ordinary Shares that may be issued under the ESPP is 4,029,898, plus an aggregate number of Class A Ordinary Shares that are added under the Equity Incentive Plan on January 1st of each calendar year, beginning on January 1, 2024 and ending on and including January 1, 2029, as discussed above. The ESPP enables eligible employees of the Company and designated affiliates to purchase Class A Ordinary Shares at a discount of 15%. As of March 31, 2023, no shares no have been issued under the ESPP.

Upon closing of the Business Combination, all equity awards of Legacy Zura that were issued and outstanding under the Option Plans were converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class A Ordinary Shares under the Equity Incentive Plan. As a result, each of Legacy Zura’s equity awards were converted into an option to purchase Class A Ordinary Shares of the Company based on an exchange ratio of approximately 108.083.

Equity Incentive Plan

Share Options

The fair value of Equity Incentive Plan share options are estimated on the date of grant using the Black-Scholes option pricing model. The Company lacks significant company-specific historical and implied volatility information. Therefore, it estimates its expected share volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s share options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following weighted-average assumptions were used to estimate the fair value of the 2023 Equity Incentive Plan share options issued during the three months ended March 31, 2023:

For the Three Months
Ended March 31, 2023
Share price	$8.16
Expected volatility	96.5%
Risk-free rate	3.58%
Expected life	6.1 years
Expected dividend yield	—%

The following table summarizes the Company’s share option activity for the three months ended March 31, 2023:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual	Value
	Options	(per share)	Life (Years)	(in thousands)
Options outstanding at December 31, 2022	3,547	$90.50	9.4	$1,804
Recapitalization	379,824	(89.66)	—	—
Options outstanding at December 31, 2022	383,371	0.84	9.4	1,804
Granted	1,558,562	1.20	—	—
Options outstanding at March 31, 2023	1,941,933	$1.13	9.6	$26,781
Options vested and exercisable at March 31, 2023	85,708	$0.84	9.2	$1,207

Included in the table above are 45,611 PSOs that vest upon the Company raising external capital of $75 million or more. The milestone is considered outside of the Company’s control, and accordingly the vesting of the PSOs is not considered probable until the financing event occurs. As of March 31, 2023, no share-based compensation expense has been recognized in relation to these PSOs.

Restricted Share Units

The Company issued RSUs to a certain Director of the Board immediately prior to the closing of the Business Combination pursuant to the Equity Incentive Plan. The fair value has been estimated based on the closing price of the stock on the Closing Date of the Business Combination.

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
RSUs at December 31, 2022	—	$—
Granted	499,993	8.16
RSUs at March 31, 2023	499,993	$8.16

The expense recognized related to RSUs during the three months ended March 31, 2023 was immaterial.

Other share-based compensation

In accordance with the anti-dilution provisions of the Pfizer Agreement, Pfizer was issued additional Series A-1 convertible preferred shares upon the closing of the Business Combination that were immediately converted to 267,939 Class A Ordinary Shares. During the three months ended March 31, 2023, the Company recognized expense in the amount of $2.2 million related to these Class A Ordinary Shares based on their grant date fair value.

Share-based Compensation Expense

Share-based compensation expense for all equity arrangements for the three months ended March 31, 2023 and the period ended March 31, 2022 was as follows:

		For the Period from
	For the Three	January 18, 2022
	Months Ended	(date of inception) to
	March 31,	March 31,
	2023	2022
Research and development	$2,186	$—
General and administrative	180	—
Total share-based compensation expense	$2,366	$—

As of March 31, 2023, there was approximately $11.9 million of total unrecognized share-based compensation expense related to options granted to employees, executives, and directors under the Company’s equity plans (excluding PSOs) that is expected to be recognized over a weighted average period of 2.1 years. As of March 31, 2023, there was approximately $4.0 million of total unrecognized share-

based compensation expense related to RSUs granted to a director under the Company’s 2023 Equity Incentive Plan that is expected to be recognized over a weighted average period of 2.1 years.

10.	Note Payable

On December 8, 2022, the Company received $7.6 million in net proceeds from the issuance of a promissory note (the “Note”) issued to Hydra, LLC (“Hydra”) with a face amount of $8.0 million. The Note accrues interest at 9% per annum. The maturity date of the Note is the earlier of (i) twelve months from the date of the Note or (ii) five business dates after the date on which the Company consummates the Business Combination. The proceeds from the Note were used to acquire the Lilly License. If the registration statement on Form S-4 relating to the Business Combination had not been declared effective by the SEC by February 15, 2023, or if the Business Combination was not consummated by March 31, 2023, Hydra had the right to accelerate the Note and receive an amount equal to 120% of the face amount of the Note, plus accrued interest. On March 8, 2023, the Company signed a limited waiver letter under the Note, pursuant to which Hydra agreed to waive its acceleration right in consideration of the Company paying to Hydra 125% of the principal amount (equal to $10.0 million in the aggregate). The Note was repaid on March 20, 2023, upon the consummation of the Business Combination.

The Company elected to account for the Note at fair value (Note 4). The Company recorded any changes in the fair value of the Note during the period through other expense in the condensed consolidated statement of operations.

11.	Commitments and Contingencies

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

12.	Redeemable Noncontrolling Interest

As a finder’s fee for the Lilly License, the Company’s consolidated subsidiary Z33 issued 4,900,222 shares of Z33 Series Seed Preferred Shares to Stone Peach. Zura has the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement. Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura for a price per share of $2.040724 (the “Put Option”). Stone Peach may exercise its option at any time between the first anniversary and the second anniversary of the transaction. As it is not possible to specifically identify the shares that may be redeemed by exercising the Put Option, and the applicable unit of account is each share, the Company assessed that each share must be considered redeemable until the exercise or the expiration of the Put Option. Accordingly, the Z33 Series Seed Preferred Shares issued to Stone Peach represents redeemable noncontrolling interest.

The redeemable noncontrolling interest is recognized at the redemption value as of the balance sheet date. As of March 31, 2023 and December 31, 2022, the redeemable noncontrolling interest balance was the redemption value of $10.0 million.

13.	Subsequent Events

Equity Award Modification

On April 7, 2023, the Company and its President and Chief Operating Officer (the “COO”) entered into an agreement regarding the COO’s departure from the Company (the “Severance Agreement”). The Severance Agreement provides that, so long as the COO does not revoke the Severance Agreement and meets his obligations thereunder, 59,594 of the share options previously granted to him will become vested and exercisable, with any shares purchased under the option subject to an 18-month lockup period. The COO will be able to exercise the vested option by electing a net cashless exercise for purposes of both paying the exercise price and meeting minimum required tax withholding requirements. The terms of the Severance Agreement became effective on April 15, 2023.

New Lilly License

Effective April 26, 2023, the Company’s newly-formed subsidiary ZB17 LLC (“ZB17”) entered into a License, Development and Commercialization Agreement (the “ZB17 License Agreement,” and, together with the Lilly Agreement, the “Lilly Agreements”) with Lilly, for an exclusive license (the “ZB-106 License”) to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“ZB-106”) in exchange for an upfront cash payment of $5.8 million and 1,000,000 Class A Ordinary Shares, as well as a payment of $5.0 million payable upon the Company’s receipt of certain know-how, data, information and materials that Lilly is required to provide under the License Agreement. Under the ZB17 License Agreement, the Company is obligated to pay development and milestone payments up to an aggregate of $195 million, and up to an aggregate of $440 million based on thresholds of net sales. The Company is also obligated to pay Lilly an annual earned royalty at a marginal royalty rate in the mid-single digits to low-doubled digits, with increasing rates depending on net sales.

Private Placement

In April 2023, the Company entered into subscription agreements (the “Subscription Agreements”) with certain individual and institutional accredited investors (the “Subscribers”) in connection with the sale by the Company (the “Private Placement”) of Class A Ordinary Shares, par value $0.0001 per share and pre-funded warrants (the “Pre-Funded Warrants”) (collectively, the “Securities”). Pursuant to the terms of the Subscription Agreements, each Class A Ordinary Share is being sold at a price of $4.25 per Share and each Pre-Funded Warrant is being sold at a price of $4.249 per Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.001 per Class A Ordinary Share and is exercisable for one Class A Ordinary Share at any time or times on or after April 26, 2023 until exercised in full. The Private Placement is expected to result in gross proceeds to the Company of approximately $80.0 million, before deducting placement agent fees and other offering expenses payable by the Company.

The consummation of the Private Placement will occur in two closings, the initial closing of which occurred on May 1, 2023. The second closing will occur on such date that is the second business day following the date shareholder approval is obtained. At the initial closing, Subscribers purchased an aggregate of 3,750,000 Shares for gross proceeds of approximately $15.9 million. At the second closing, Subscribers have committed to purchase an aggregate of 15,073,530 Shares (including 3,782,000 Shares issuable upon exercise of Pre-Funded Warrants) for additional gross proceeds of approximately $64.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited financial statements of Zura Bio Limited (referred to as “Legacy Zura” herein) as of December 31, 2022, included in the Current Report on Form 8-K filed with the SEC on April 6, 2023 and in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors” in our Registration Statement on Form S-4/A filed with the SEC on February 23, 2023, that could cause actual results to differ materially from historical results or anticipated results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Zura,” “we,” “us,” and “our” refer to Zura Bio Limited, a Cayman Islands exempted company formerly known as JATT Acquisition Corp., and its consolidated subsidiaries. References to JATT Acquisition Corp. or “JATT” refer to the Company prior to the consummation of the Business Combination.

Overview

Zura Bio Limited, formerly known as JATT Acquisition Corp., is a is a multi-asset clinical-stage biotechnology company focused on developing novel medicines for immune and inflammatory disorders. The experienced leadership team will build the company rapidly from a small to a medium size pharmaceutical company enabling Zura to become a leader in the autoimmunology field.

We were incorporated as a Cayman Islands exempted company on March 10, 2021. Our wholly owned subsidiary, Zura Bio Limited (“Zura Bio UK”) was formed in the United Kingdom, or UK, on January 18, 2022. Prior to March 20, 2023, our operations were conducted through Zura Bio UK.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting manufacturing, research and development activities for our product. Our lead product candidates are in the clinical testing stage, however, we have not conducted any clinical tests ourselves, nor have any been conducted during the period since our inception. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of shares of convertible preferred stock of Zura Bio UK through March 31, 2023; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million in December 2022; and (iii) proceeds from the Business Combination of $56.7 million in March 2023.

Since our inception, we have incurred significant operating losses. Our net loss for the three months ended March 31, 2023 was $9.6 million. As of March 31, 2023, we had an accumulated deficit of $41.9 million. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	continue to advance the preclinical and clinical development of our product candidates and preclinical programs;
●	conduct our planned clinical and preclinical trials of ZB-168 and torudokimab, as well as initiate and complete additional trials of future potential product candidates;
●	seek regulatory approval for any product candidates that successfully complete clinical trials;
●	scale up our clinical and regulatory capabilities;
●	manufacture current good manufacturing practices, or cGMP, material for clinical trials or potential commercial sales;
●	establish and validate a commercial-scale cGMP manufacturing facility, or use a contract manufacturing organization;
●	establish a commercialization infrastructure and scale up manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, manufacturing quality control, regulatory, manufacturing and scientific and administrative personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
●	incur additional legal, accounting and other expenses in operating as a public company.

Business Combination

On March 20, 2023 (the “Closing Date”), we consummated the previously-announced transactions contemplated by the Business Combination Agreement, dated June 16, 2022, as amended on September 20, 2022, November 14, 2022, and January 13, 2023 by and among Zura Bio Limited, a limited company incorporated under the laws of England and Wales (“Zura Bio UK”), JATT Acquisition Corp, a Cayman Islands exempted company (“JATT”), JATT Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub”), JATT Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub 2”) and Zura Bio Holdings Ltd, a Cayman Islands exempted company (“Holdco”), following the approval at an extraordinary general meeting of JATT’s shareholders held on March 16, 2023.

Pursuant to the Business Combination Agreement, (a) before the closing of the Business Combination, Holdco was established as our new holding company and became a party to the Business Combination Agreement; and (b) on the closing date, in sequential order: (i) Merger Sub merged with and into Holdco, with Holdco continuing as the surviving company and a wholly owned subsidiary of JATT (the “Merger”); (ii) immediately following the Merger, Holdco merged with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving company and a wholly owned subsidiary of JATT (the “Subsequent Merger”); and (iii) JATT changed its name to “Zura Bio Limited” (“Zura Bio”).

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, at the Closing, (i) each JATT unit was (to the extent not already separated) automatically separated and the holder thereof was deemed to hold one JATT Class A Ordinary Share and one-half of a JATT warrant; (ii) in consideration for the Merger, JATT issued to holders of Holdco’s issued and outstanding shares immediately prior to the Effective Time (as defined in the Business Combination Agreement) an aggregate of 14,558,067 JATT Class A Ordinary Shares (including 499,993 JATT Class A Ordinary Shares underlying restricted share units granted to Amit Munshi, the Company’s Non-Executive Chairman) plus 1,941,933 options to acquire JATT Class A Ordinary Shares for which outstanding options to acquire Holdco Class A Ordinary Shares were exchanged on Closing; and (iii) pursuant to the terms and conditions of JATT’s existing amended and restated memorandum and articles of association, all then-outstanding Class B Class A Ordinary Shares, par value $0.0001 per share, were automatically converted into JATT Class A Ordinary Shares on a one-for-one basis.

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

At the Closing of the Business Combination, Athanor Master Fund, LP and Athanor International Master Fund, LP (collectively, the “FPA Investors”), each of which is an unaffiliated institutional investor, purchased (i) an aggregate of 3,000,000 JATT Class A Ordinary Shares at $10 per share for $30,000,000; (ii) an aggregate of 1,301,633 JATT Class A Ordinary Shares at $10 per share for $13,016,330 (the “Redemption Backstop”) as public share redemptions were greater than 90% at the time of the Business Combination (the “Excess Redemptions”); and (iii) an additional 2,500,000 JATT Class A Ordinary Shares in consideration for the FPA Investors entering into the latest amendment, but for no additional monetary consideration, to the forward purchase agreements JATT and the FPA Investors entered into on August 5, 2021, as amended and restated on January 27, 2022 and as amended on March 8, 2023 (the “Forward Purchase Agreement”).

The Business Combination, together with the PIPE financing, the Forward Purchase Agreement, and the Redemption Backstop, generated approximately $56.7 million in proceeds. On March 21, 2023, the Company’s Class A Ordinary Shares and public warrants began trading on the Nasdaq under the symbols “ZURA” and “ZURAW,” respectively.

Components of Operating Results

Operating Expenses

General and Administrative Expenses

General and administrative expenses primarily consist of professional fees for legal, accounting, and consulting costs relating to corporate matters, as well as salaries and related costs for personnel in executive and administrative functions, including share-based compensation.

We anticipate that our general and administrative expenses will increase in the future as we continue to support research and development activities and incur increased costs of operating as a public company. These costs include increased headcount to support expanded operations and infrastructure.

Additionally, we anticipate increased costs associated with maintaining compliance with Nasdaq rules and SEC requirements such as accounting, audit, legal and consulting services, as well as director and officer liability insurance, investor and public relations activities.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of consulting fees for medical and manufacturing advisory services and costs related to manufacturing material for preclinical studies. Expenses are recognized as an expense as the related goods are delivered or the services are performed.

R&D expenses include the cost of in-process research and development (“IPR&D”) assets purchased in an asset acquisition transaction. IPR&D assets are expensed unless the assets acquired are deemed to have an alternative future use, provided that the acquired asset did not also include processes or activities that would constitute a “business” as defined under U.S. GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Acquired IPR&D payments are immediately expensed in the period in which they are incurred and include upfront payments, as well as transaction fees and subsequent pre-commercial milestone payments. Research and development costs incurred after the acquisition are expensed as incurred. R&D expenses also include the remeasurement of the research and development license consideration liability.

Research and development expenses could include:

●	employee-related expenses, including salaries, bonuses, benefits, share-based compensation and other related costs for those employees involved in research and development efforts;
●	external research and development expenses incurred under agreements with clinical research organizations, investigative sites and consultants to conduct our preclinical studies;
●	costs related to manufacturing material for preclinical studies and clinical trials, including fees paid to contract manufacturing organizations;

●	laboratory supplies and research materials;
●	costs related to compliance with regulatory requirements; and
●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and equipment.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We plan to substantially increase our research and development expenses for the foreseeable future as we develop our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical and clinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to how we pursue our product candidates and how much funding to direct to each program on an ongoing basis in response to the results of future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase as we commence, continue and expand our clinical trials. Our future expenses may vary significantly each period based on factors such as:

●	expenses incurred to conduct preclinical studies required to advance our product candidates into clinical trials;
●	per patient clinical trial costs, including based on the number of doses that patients receive;
●	the number of patients who enroll in each clinical trial;
●	the number of clinical trials required for approval;
●	the number of sites included in the clinical trials;
●	the countries in which the clinical trials are conducted;
●	the length of time required to enroll eligible patients;
●	the drop-out or discontinuation rates of patients;
●	potential additional safety monitoring requested by regulatory agencies;
●	the duration of patient participation in clinical trials and follow-up;
●	the phase of development of the product candidate;
●	third party contractors failing to comply with regulatory requirements or meet their contractual obligations in a timely manner, or at all;
●	the cost of insurance, including product liability insurance, in connection with clinical trials;
●	regulators or institutional review boards requiring that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks; and
●	the efficacy and safety profile of our product candidates

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and the Period from January 18, 2022 (date of inception) to March 31, 2022

The following table summarize our results of operations for the periods presented (in thousands):

		For the
		Period from
	For the	January 18,
	Three Months	2022 (date of
	Ended	inception) to
	March 31,	March 31,	$	%
	2023	2022	Change	Change
Operating expenses:
Research and development	$4,884	$7,500	$(2,616)	(35)%
General and administrative	2,835	319	2,516	789%
Total operating expenses	7,719	7,819	(100)	(1)%
Loss from operations	(7,719)	(7,819)	100	(1)%
Other expense/(income), net:
Other expense, net	9	—	9	*
Change in fair value of private placement warrants	(177)	—	(177)	*
Change in fair value of note payable	2,244	—	2,244	*
Total other expense/(income), net	2,076	—	2,076	*
Loss before income taxes	(9,795)	(7,819)	(1,976)	25%
Income tax benefit	—	—	—	*
Net loss before redeemable noncontrolling interest	(9,795)	(7,819)	(1,976)	25%
Net loss attributable to redeemable noncontrolling interest	203	—	203	*
Net loss	(9,592)	(7,819)	(1,773)	23%
Accretion of redeemable noncontrolling interest to redemption value	(203)	—	(203)	*
Net loss attributable to Ordinary Shareholders of Zura	$(9,795)	$(7,819)	$(1,976)	25%

*Percentage change not meaningful

Operating Expenses

Research and Development Expenses (in thousands):

		For the
		Period from
		January 18, 2022
	For the	(date of
	Three Months	inception) to
	Ended March 31,	March 31,	$	%
	2023	2022	Change	Change
Research and development	$4,884	$7,500	$(2,616)	(35)%

Research and development expenses decreased by $2.6 million for the three months ended March 31, 2023 compared to the period ended March 31, 2022. This was primarily due to a decrease of $5.3 million of costs incurred to acquire licenses, as we recognized $7.5 million of expense related to the acquisition of an in-process research and development (“IPR&D”) license from Pfizer during the period ended March 31, 2022 and $2.2 million related to the issuance of additional shares to Pfizer under an anti-dilution provision during the three months ended March 31, 2023. The decrease was partially offset by  an increase of $1.9 million related to the change in fair value of our research and development license consideration liability, and an increase of $0.8 million of costs incurred for consulting and advisory services for clinical development strategy and manufacturing of our product candidates.

General and Administrative Expenses (in thousands):

		For the
		Period from
	For the	January 18, 2022
	Three Months	(date of
	Ended	inception) to
	March 31,	March 31,	$	%
	2023	2022	Change	Change
General and administrative	$2,835	$319	$2,516	789%

General and administrative expenses increased by $2.5 million for the three months ended March 31, 2023 compared to the period ended March 31, 2022. The increase was primarily due to increases of $1.7 million in expenses related compensation for personnel in executive and administrative functions including share-based compensation, as well as an increase of $0.7 million in professional fees for legal and accounting costs incurred related to our ongoing operations as a public company, and an increase of $0.1 million of travel and office expenses.

Other Expense (Income)

Other Expense, net

Other expense increased by a nominal amount for the three months ended March 31, 2023 compared to the period ended March 31, 2022.

Change in fair value of private placement warrants

Revaluation gain on the liability-classified private placement warrants assumed in the Business Combination was $0.2 million for the three months ended March 31, 2023. No warrants were outstanding during the period ended March 31, 2022.

Change in fair value of note payable

Revaluation loss on the note payable was $2.2 million for the three months ended March 31, 2023 as the note was remeasured to its settlement value. The note payable was not outstanding during the period ended March 31, 2022.

Net loss attributable to redeemable noncontrolling interest

Net loss attributable to redeemable noncontrolling interest was $0.1 million for the three months ended March 31, 2023, representing the noncontrolling shareholder’s interest in the net loss of our consolidated subsidiary. The redeemable noncontrolling interest was not outstanding during the period ended March 31, 2022.

Accretion of redeemable noncontrolling interest to redemption value

Accretion of redeemable noncontrolling interest to redemption value was $(0.2) million for the three months ended March 31, 2023. The redeemable noncontrolling interest was not outstanding during the period ended March 31, 2022.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2023, we had cash of $44.0 million. As of March 31, 2023, we have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of our convertible preferred shares; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million; and (iii) proceeds from the Business Combination of $56.7 million in March 2023.

In April 2023, we entered into subscription agreements (the “Subscription Agreements”) with certain individual and institutional accredited investors (the “Subscribers”) to sell (the “Private Placement”) Class A Ordinary Shares (the “Shares”) and pre-funded warrants (the “Pre-Funded Warrants”). The Private Placement is expected to result in gross proceeds to the Company of approximately $80.0 million, before deducting placement agent fees and other offering expenses payable by the Company.

The consummation of the Private Placement will occur in two closings, the initial closing of which occurred on May 1, 2023. At the initial closing, Subscribers purchased an aggregate of 3,750,000 Shares for gross proceeds of approximately $15.9 million. The second closing will occur on the second business day following the date shareholder approval is obtained. At the second closing, Subscribers have committed to purchase an aggregate of 15,073,530 Shares (including 3,782,000 Shares issuable upon exercise of Pre-Funded Warrants) for additional gross proceeds of approximately $64.1 million.

We have experienced operating losses and cash outflows from operations since inception and will require ongoing financing in order to continue our research and development activities. We have not earned any revenue or reached successful commercialization of our products. Our future operations are dependent upon our ability to finance our cash requirements which will allow us to continue our research and development activities and the commercialization of our products. There can be no assurance that we will be successful in continuing to finance our operations.

Capital Requirements

To date, we have not generated revenue from any source, including the commercial sale of approved drug products, and we do not expect to generate revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be adversely affected. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates.

We expect our expenses to increase significantly in connection with our ongoing activities, particularly as we continue the research and development, and seek marketing approval for our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Furthermore, following the completion of the Business Combination, we expect to incur additional costs associated with operating as a public company.

We will also be responsible to Pfizer and Lilly for significant future contingent payments under the Pfizer Agreement and Lilly Agreements, respectively, upon the achievement of certain development, regulatory, and sales milestones, as well as ongoing royalties on net commercial sales. The size and timing of these milestone payments will vary greatly depending upon a number of factors, and it is therefore difficult to estimate the total payments that could become payable to Pfizer and Lilly and when those payments would be due. If we achieve all of the milestones, we would be obligated to pay multimillion dollar development and regulatory milestone payments and sales milestone payments. We will be required to pay certain of these milestone payments prior to the time at which we are able to generate sufficient revenue, if any, from commercial sales of any of our product candidates. We intend to fund these milestone payments using a portion of the proceeds from the Business Combination. In addition to milestone payments, we are also required to pay Pfizer and Lilly under the Pfizer Agreement and Lilly Agreements, respectively, ongoing royalties in the mid-single digits to low double-digits (less than 20%) percentage range based upon thresholds of net sales of products.

We anticipate that we will need substantial additional funding in connection with our continuing operations. After the completion of the Business Combination, we intend to devote most of the net proceeds to the preclinical and clinical development of our product candidates, our public company compliance costs and certain milestone payments under the Pfizer Agreement and Lilly Agreements. Based on our current business plans, we believe that the net proceeds from the Business Combination and the Private Placement (as defined below) will enable us to fund our operating expenses and capital requirements through at least the next twelve months. Our estimate as to how long we expect the net proceeds from the Business Combination and the Private Placement to be able to fund our operating expenses and capital requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drug products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the extent to which we develop, in-license or acquire other product candidates and technologies in our product candidates pipeline;
●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;
●	the number and development requirements of product candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the timing and amount of our milestone payments to Pfizer under the Pfizer Agreement and to Lilly under the Lilly Agreements;
●	our headcount growth and associated costs as we expand our research and development capabilities and establish and expand our commercial infrastructure and operations;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distributions, for any of our product candidates for which we receive marketing approval;
●	royalty payments to Pfizer under the Pfizer Agreement and Lilly under the Lilly Agreements;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the revenue, if any, received from sales of our product candidates for which we receive marketing approval; and
●	the costs of operating as a public company

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of our product candidate that we do not expect to be commercially available in the near term, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Cash Flows

		For the
		Period from
	For the	January 18,
	Three Months	2022 (date of
	Ended	inception) to
	March 31,	March 31,
	2023	2022
Net cash used in operating activities	$(3,257)	$(280)
Net cash used in investing activities	—	(5,000)
Net cash provided by financing activities	45,653	10,000
Net increase in cash	$42,396	$4,720

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2023 was $3.3 million, which consisted of a net loss before redeemable noncontrolling interest of $9.8 million, partially offset by $6.3 million in non-cash charges and a net change of $0.2 million in our net operating assets and liabilities. The non-cash charges consisted of expense from the issuance of convertible preferred shares to Pfizer under the anti-dilution provision of the Pfizer Agreement of $2.2 million, a change in fair value of our promissory note of $2.2 million, a change in fair value of our research and development license consideration liability of $1.9 million, additional share-based payments of $0.2 million and a nominal amount of foreign exchange transaction losses partially offset by a change in fair value on the private placement warrants of $0.2 million.

Cash used in operating activities for the period ended March 31, 2022 was $0.3 million, which consisted of a net loss of $7.8 million adjusted for the $7.5 million cost of the acquisition of the license under the Pfizer Agreement, which was expensed to research and development, leaving only $0.3 million of cash used in operations for legal expenses related to the formation of the Company and other corporate matters.

Cash flows from investing activities

We did not have any net cash used in or provided by investing activities for the three months ended March 31, 2023.

Cash used in investing activities for the period ended March 31, 2022 was $5.0 million, which was entirely related to the cash consideration paid to acquire the license from Pfizer under the Pfizer Agreement.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2023 was $45.7 million, which consisted of $56.7 million of proceeds from the issuance of shares upon the closing of the Business Combination, partially offset by a $10.0 million repayment of our promissory note and $1.0 million of payments of deferred transaction costs.

Cash provided by financing activities for the period ended March 31, 2022 was $10.0 million, and was due to the issuance of Series A-1 convertible preferred shares of Legacy Zura in March 2022.

Contractual Obligations and Other Commitments

As of March 31, 2023, we did not have any commitments or contractual obligations. We have or will enter into agreements in the normal course of business with contract research organizations, contract manufacturing organizations and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice. In addition, some third party CMOs have intellectual property, such as patents and/or know-how with an annual fee and royalty bearing license to its customers that forms part of the manufacturing agreement; we do not yet have any such licenses but may enter to them in the future. These payments are therefore not included in our contractual obligations herein.

We have not included milestone or royalty payments or other contractual payment obligations as the timing and amount of such obligations are unknown or uncertain and are contingent upon the initiation and successful completion of future activities.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Emerging Growth Company and Smaller Reporting Company Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Upon closing of the Business Combination, remained an emerging growth company and may elect to extend the transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In addition, as an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	being permitted to present only two years of audited financial statements in addition to any required unaudited interim financial statements, with correspondingly reduced disclosure in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	an exception from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;
●	reduced disclosure about our executive compensation arrangements in our periodic reports, proxy statements and registrations statements;
●	exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements; and an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements.

We would cease to qualify as an emerging growth company on the date that is the earliest of: (i) December 31, 2026, (ii) the last day of the fiscal year in which we have more than $1.07 billion in total annual gross revenues, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our Class A Ordinary Shares that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over the prior three-year period. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting requirements in this Quarterly report on Form 10-Q. Accordingly, the information contained herein may be different than you might obtain from other public companies in which you hold equity interests.

We are also a “smaller reporting company” as defined under the Securities Act and Exchange Act. We may continue to be a smaller reporting company so long as either (i) the market value of Class A Ordinary Shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of Class A Ordinary Shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company under the requirements of (ii) above, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are permitted to omit information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2023, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. We are not currently a party to any material litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item in our Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The securities issued in connection with the PIPE Subscription Agreements and Forward Purchase Agreement have not been registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Index

Exhibit Number	Description
2.1

Business Combination Agreement, dated as of June 16, 2022, by and among JATT Acquisition Corp., JATT Merger Sub, JATT Merger Sub 2, Zura Holding, Ltd. and Zura Bio Limited (incorporated by reference to Exhibnit 2.1 to the Registration Statement on Form S-4/A filed by the Issuer with the SEC on February 23, 2023)

2.2

First Amendment dated as of September 20, 2022 to the Business Combination Agreement by and among JATT Acquisition Corp, JATT Merger Sub, JATT Merger Sub 2 and Zura Holdings, Ltd. and Zura Bio Limited (incorporated by reference to Exhibnit 2.2 to the Registration Statement on Form S-4/A filed by the Issuer with the SEC on February 23, 2023)

2.3

Second Amendment dated as of November 14, 2022 to the Business Combination Agreement by and among JATT Acquisition Corp, JATT Merger Sub, JATT Merger Sub 2, Zura Holdings, Ltd. and Zura Bio Limited (incorporated by reference to Exhibnit 2.3 to the Registration Statement on Form S-4/A filed by the Issuer with the SEC on February 23, 2023)

2.4

Third Amendment dated as of January 13, 2023 to the Business Combination Agreement by and among JATT Acquisition Corp., JATT Merger Sub, JATT Merger Sub 2, Zura Holdings, Ltd. and Zura Bio Limited, previously filed as Exhibit 2.1 to Form 8-K filed on January 19, 2023 and herein incorporated by reference (incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-4/A filed by the Issuer with the SEC on February 23, 2023)

3.1	Amended and Restated Memorandum and Articles of Association (2)
3.2	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on March 24, 2023).
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Form of Pre-Funded Warrant to Purchase Class A Ordinary Shares(4)
4.5	Warrant Agreement, dated as of July 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (2)
10.1	Letter Agreements, dated July 13, 2021, by and among the Company and its officers, directors, the Sponsor and the other parties named therein (2)
10.2	Promissory Note dated March 22, 2021 issued to the sponsor (1)
10.3	Administrative Services Agreement, dated July 16, 2021, by and between the Company and the Sponsor (2)
10.4	Investment Management Trust Agreement, dated as of July 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (2)
10.5	Registration and Shareholder Rights Agreement, dated as of July 13 2021, by and among the Company, the Sponsor and certain security holders (2)
10.6	Securities Subscription Agreement, dated March 22, 2021 between the Registrant and the sponsor (1)
10.7	Private Placement Warrants Purchase Agreement, dated as of July 13, 2021, by and between the Company and the Sponsor (2)
10.8	Indemnification Agreements, each dated as of July 13, 2021, by and between the Company and each of the officers and directors of the Company (2)
10.9	Amended Forward Purchase Agreement dated January 27, 2022 by and between Athanor Master Fund, LP, Athanor International Master Fund LP and the Registrant (3)
10.10

Sponsor Forfeiture Agreement, dated as of June 16, 2022, by and among JATT Ventures, L.P., JATT Acquisition Corp and Zura Bio Limited (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Issuer with the SEC on June 17, 2022).

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

10.14	Zura Bio 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by the Issuer with the SEC on March 24, 2023).
10.15	Zura Bio 2023 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed by the Issuer with the SEC on March 24, 2023).
10.16

Investment Agreement between Hana Immunotherapeutics LLC and Zura Bio, Ltd., dated February 20, 2022 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4/A filed by the Issuer with the SEC on February 23, 2023).

10.17

License Agreement between Zura Bio Limited and Pfizer Inc., dated March 22, 2022 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4/A filed by the Issuer with the SEC on February 23, 2023).

10.18

Share Option Agreement between Zura Bio Limited and Sandeep Kulkarni, dated June 8, 2022 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4/A filed by the Issuer with the SEC on February 23, 2023).

10.19

License Agreement between Zura Bio Limited and Lonza Sales AG, dated July 22, 2022 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4/A filed by the Issuer with the SEC on February 23, 2023).

10.20

License, Development and Commercialization Agreement, dated as of December 8, 2022, by and between Eli Lilly and Company and Z33 Bio Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4/A filed by the Issuer with the SEC on February 23, 2023).

10.21

First Amendment to the PIPE Subscription Agreement, dated November 25, 2022 (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4/A filed by the Issuer with the SEC on February 23, 2023).

10.22

Equity Grant Agreement between JATT Acquisition Corp and Eli Lilly and Company dated December 8, 2022 (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4/A filed by the Issuer with the SEC on February 23, 2023).

10.23

Letter Agreement, dated as of December 8, 2022, by and among Zura Bio Limited and Stone Peach Properties LLC (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4/A filed by the Issuer with the SEC on February 23, 2023).

10.24

Form of Subscription Agreement by and among Zura Bio Limited and the other parties signatories thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on May 3, 2023).

10.25

Service Agreement, dated as of April 7, 2023, by and between the Company and Dr. Someit Sidhu (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on April 10, 2023).

10.26

Service Agreement, dated as of April 7, 2023, by and between the Company and Verender Badial (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Issuer with the SEC on April 10, 2023).

10.27

Severance and General Release Agreement, dated April 7, 2023, by and between Zura Bio Limited and Preston Klassen (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on April 7, 2023).

10.28	Offer Letter, dated March 2, 2023, to Amit Munshi.*
10.29

Amendment No. 2 to the Forward Purchase Agreement and Related Agreements, dated as of March 8, 2023, among JATT Acquisition Corp, Athanor Master Fund, LP, and Athanor International Master Fund, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on March 10, 2023).

10.30

Side Letter to Amended and Restated Forward Purchase Agreement, dated as of March 23, 2023, by and among the Company and the FPA Investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on March 28, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 6, 2021.
(2)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2021.
(3)	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the SEC on April 11, 2022.
(4)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURA BIO LIMITED
Date: May 12, 2023	By:	/s/ Someit Sidhu, MD
	Name:	Someit Sidhu, MD
	Title:	Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2023	By:	/s/ Verender S. Badial
	Name:	Verender S. Badial
	Title:	Chief Financial Officer (Principal Financial Officer)