Form 10-Q
period 2023-06-30
Zura Bio Ltd
filed 2023-08-14
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40598

ZURA BIO LIMITED

(Exact name of Registrant as specified in its Charter)

Cayman Islands	98-1725736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1489 W. Warm Springs Rd. #110 Henderson, NV	89014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 757-6133

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares	ZURA	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)
Warrants	ZURAW	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

As of August 14, 2023, the registrant had 43,093,685 Class A Ordinary Shares and 6,899,996 Public Warrants outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Zura Bio Limited

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,802	$1,567
Prepaid expenses and other current assets	530	209
Total current assets	113,332	1,776
Deferred offering costs	—	3,486
Total assets	$113,332	$5,262

Liabilities, Convertible Preferred Shares, Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$19,940	$4,428
Note payable	—	7,756
Research and development license consideration liability	—	2,634
Total current liabilities	19,940	14,818
Private placement warrants	2,069	—
Total liabilities	22,009	14,818

Commitments and contingencies (Note 11)

Convertible preferred shares
Series A-1 convertible preferred shares, $0.001 par value, -0- and 13,510,415 shares authorized, issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	12,500

Redeemable noncontrolling interest	20,875	10,000

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value, 1,000,000 and -0- authorized as of June 30, 2023 and December 31, 2022, respectively; -0- issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A Ordinary shares, $0.0001 par value, 300,000,000 authorized, 43,093,685 issued and outstanding as of June 30, 2023; 1,884,649 authorized, 383,479 issued and outstanding as of December 31, 2022	4	—
Additional paid-in capital	155,654	—
Accumulated deficit	(86,751)	(32,056)
Total Zura Bio Limited shareholders’ equity (deficit)	68,907	(32,056)
Noncontrolling interest	1,541	—
Total shareholders’ equity (deficit)	70,448	(32,056)
Total liabilities, convertible preferred shares, redeemable noncontrolling interest and shareholders’ equity (deficit)	$113,332	$5,262

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

				For the Period from
				January 18, 2022
	For the Three Months Ended		For the Six Months	(date of inception) to
	June 30,		Ended June 30,	June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$28,230	$85	$33,114	$7,585
General and administrative	5,675	842	8,510	1,161
Total operating expenses	33,905	927	41,624	8,746
Loss from operations	(33,905)	(927)	(41,624)	(8,746)
Other expense/(income), net:
Other income, net	(412)	(2)	(403)	(2)
Change in fair value of private placement warrants	532	—	355	—
Change in fair value of note payable	—	—	2,244	—
Total other expense/(income), net	120	(2)	2,196	(2)
Loss before income taxes	(34,025)	(925)	(43,820)	(8,744)
Income tax benefit	—	—	—	—
Net loss before redeemable noncontrolling interest	(34,025)	(925)	(43,820)	(8,744)
Net loss attributable to redeemable noncontrolling interest	—	—	203	—
Net loss	(34,025)	(925)	(43,617)	(8,744)
Adjustment to Zura subsidiary’s preferred stock to redemption	—	—	(203)	—
Deemed dividend to redeemable noncontrolling interest	(10,875)	—	(10,875)	—
Net loss attributable to Class A Ordinary Shareholders of Zura	$(44,900)	$(925)	$(54,695)	$(8,744)
Net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	$(1.31)	$(9.54)	$(2.88)	$(162.30)
Weighted-average Class A Ordinary Shares used in computing net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	34,303,125	97,004	19,012,464	53,874

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Changes in Convertible Preferred Shares, Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Redeemable	Convertible Preferred		Class A		Additional			Total
	Noncontrolling	Shares(1)		Ordinary Shares(1)		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	interest	Equity (Deficit)
Balance as of December 31, 2022	$10,000	125,000	$12,500	3,548	$—	$—	$(32,056)	$—	$(32,056)
Recapitalization	—	13,385,415	—	276,172	—	—	—	—	—
Balance as of December 31, 2022	10,000	13,510,415	12,500	279,720	—	—	(32,056)	—	(32,056)
Issuance of Series A-1 convertible preferred shares as license compensation	—	267,939	2,186	—	—	—	—	—	—
Conversion of Series A-1 convertible preferred shares to Class A Ordinary Shares in connection with Business Combination	—	(13,778,354)	(14,686)	13,778,354	2	14,684	—	—	14,686
Issuance of Class A Ordinary Shares in connection with Business Combination, including PIPE Investment, Forward Purchase Investment, and Backstop Shares, net of $4.0 million of transaction costs	—	—	—	12,444,081	1	48,350	—	—	48,351
Issuance of Class A Ordinary Shares to settle research and development license consideration liability	—	—	—	550,000	—	4,488	—	—	4,488
Reclassification of public warrant liability to equity	—	—	—	—	—	2,001	—	—	2,001
Issuance of Class A Ordinary Shares in connection with April 2023 Private Placement, net of $9.8 million of transaction costs	—	—	—	15,041,530	1	54,133	—	—	54,134
Issuance of Pre-Funded Warrants in connection with April 2023 Private Placement	—	—	—	—	—	16,070	—	—	16,070
Issuance of Class A Ordinary Shares to Lilly in connection with 2023 Lilly License	—	—	—	1,000,000	—	7,840	—	—	7,840
Share-based compensation	—	—	—	—	—	8,088	—	—	8,088
Net loss	(203)	—	—	—	—	—	(43,617)	—	(43,617)
Accretion of redeemable noncontrolling interest to redemption value	203	—	—	—	—	—	(203)	—	(203)
Stone Peach Call Right issued to noncontrolling interest	—	—	—	—	—	—	—	1,541	1,541
Deemed dividend to redeemable noncontrolling interest	10,875	—	—	—	—	—	(10,875)	—	(10,875)
Balance as of June 30, 2023	$20,875	—	$—	43,093,685	$4	$155,654	$(86,751)	$1,541	$70,448

Balance as of January 18, 2022 (date of inception)	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class A Ordinary Share at inception	—	—	—	108	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares for cash	—	10,808,332	10,000	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares for license	—	2,702,083	2,500	—	—	—	—	—	—
Exercise of stock options	—	—	—	383,372	—	—	—	—	—
Share-based compensation	—	—	—	—	—	309	—	—	309
Net loss	—	—	—	—	—	—	(8,744)	—	(8,744)
Balance as of June 30, 2022	$—	13,510,415	$12,500	383,480	$—	$309	$(8,744)	$—	$(8,435)

	Redeemable	Convertible		Class A		Additional			Total
	Noncontrolling	Preferred Shares(1)		Ordinary Shares(1)		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	interest	Deficit
Balance as of March 31, 2023	$10,000	—	$—	27,052,155	$3	$69,703	$(41,851)	—	$27,855
Issuance of Class A Ordinary Shares in connection with April 2023 Private Placement, net of $9.8 million of transaction costs	—	—	—	15,041,530	1	54,133	—	—	54,134
Issuance of Pre-Funded Warrants in connection with April 2023 Private Placement	—	—	—	—	—	16,070	—	—	16,070
Issuance of Class A Ordinary Shares to Lilly in connection with 2023 Lilly License	—	—	—	1,000,000	—	7,840	—	—	7,840
Share-based compensation	—	—	—	—	—	7,908	—	—	7,908
Net loss	—	—	—	—	—	—	(34,025)	—	(34,025)
Stone Peach Call Right issued to noncontrolling interest	—	—	—	—	—	—	—	1,541	1,541
Deemed dividend to redeemable noncontrolling interest	10,875	—	—	—	—	—	(10,875)	—	(10,875)
Balance as of June 30, 2023	$20,875	—	$—	43,093,685	$4	$155,654	$(86,751)	$1,541	$70,448

Balance as of March 31, 2022	$—	13,510,415	$12,500	108	$—	$—	$(7,819)	—	$(7,819)
Exercise of stock options	—	—	—	383,372	—	—	—	—	—
Share-based compensation	—	—	—	—	—	309	—	—	309
Net loss	—	—	—	—	—	—	(925)	—	(925)
Balance as of June 30, 2022	$—	—	$—	383,480	$—	$309	$(8,744)	—	$(8,435)

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

Zura Bio Limited

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

		For the Period from
	For the Six	January 18, 2022
	Months Ended	(date of inception) to
	June 30,	June 30,
	2023	2022
Cash flows from operating activities
Net loss before redeemable noncontrolling interest	$(43,820)	$(8,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development acquired license	27,381	7,500
Anti-dilution share issuance compensation	2,186	—
Share-based compensation expense	2,498	309
Change in fair value note payable	2,244	—
Change in fair value of share-based payment liability	1,854	—
Change in fair value of private placement warrants	355	—
Foreign exchange transaction loss	(401)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(321)	(24)
Accounts payable and accrued expenses	(406)	371
Net cash used in operating activities	(8,430)	(588)
Cash flows from investing activities
Purchase of research and development license	(5,750)	(5,000)
Net cash used in investing activities	(5,750)	(5,000)
Cash flows from financing activities
Proceeds from issuance of Series A-1 convertible preferred shares	—	10,000
Proceeds from issuance of Ordinary Shares in connection with April 2023 Private Placement, net of $0.1 million of transaction costs	63,846	—
Proceeds from issuance of Class A Ordinary Shares upon Closing of Business Combination	56,683	—
Proceeds from issuance of Pre-Funded Warrants in connection with April 2023 Private Placement	16,070	—
Settlement of note payable	(10,000)	—
Payment of deferred transaction costs	(1,184)	—
Net cash provided by financing activities	125,415	10,000
Net increase in cash and cash equivalents	111,235	4,412
Cash and cash equivalents, beginning of period	1,567	—
Cash and cash equivalents, ending of period	$112,802	$4,412

Supplemental Disclosure
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of Series A-1 convertible preferred shares for license	$—	$2,500
Conversion of Series A-1 convertible preferred shares for Class A Ordinary Shares	$14,686	$—
Accrued 2023 Lilly License consideration	$12,250	$—
Non-cash transfers to redeemable noncontrolling interest	$10,875	$—
Issuance of Class A Ordinary shares for 2023 Lilly License	$7,840	$—
Share-based equity issuance costs	$5,590	$—
Settlement of research and development license consideration liability	$4,488	$—
Transaction costs include in accounts payable and accrued expenses	$4,122	$1,144
Reclassification of deferred offering costs to additional paid-in capital	$4,015	$—
Assumption of public and private placement warrants in connection with Business Combination	$3,715	$—
Reclassification of public warrant liability to equity	$2,001	$—
Issuance of Call Right to noncontrolling interest	$1,541	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

1.	Organization and Description of Business

Zura Bio Limited, a Cayman Islands exempted company, formerly known as JATT Acquisition Corp (“JATT”), together with its subsidiaries (collectively, the “Company” or “Zura” or “Zura Bio”), is a clinical-stage biotechnology company advancing immunology assets into Phase 2 development programs, including ZB-168, a fully anti-IL7Ra monoclonal antibody, which it has licensed from Pfizer, Inc. (“Pfizer”), as well as torudokimab, a high affinity monoclonal antibody, and ZB-106, a bispecific antibody relating to IL-17 and BAFF, which it has licensed from Eli Lilly and Company (“Lilly”). The Company’s accounting predecessor, Zura Bio Limited (herein referred to as “Legacy Zura”), was formed in the United Kingdom (“UK”) on January 18, 2022 (“Inception”).

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

Prior to the Business Combination, JATT’s public shares, public warrants, and public units were listed on the New York Stock Exchange (“NYSE”) under the symbols “JATT,” “JATT.WS,” and “JATT.U,” respectively. On March 20, 2023, the Company’s Class A ordinary shares (“Class A Ordinary Shares”) and public warrants began trading on the Nasdaq under the symbols “ZURA” and “ZURAW,” respectively. See Note 3, Recapitalization for additional details.

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

Change in Fiscal Year End

On November 18, 2022, the Board of Directors approved a change in the Company’s fiscal year end from March 31 to December 31. The Company’s 2022 fiscal year began at the Company’s inception on January 18, 2022, and ended on December 31, 2022.

The change in fiscal year end also applies retrospectively to all previously issued financial statements for the periods ended March 31, 2022, June 30, 2022, and September 30, 2022.

Liquidity

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company has an accumulated deficit of $86.8 million and $32.1 million as of June 30, 2023 and December 31, 2022, respectively, and a net loss of $34.0 million and $0.9 million for the three months ended June 30, 2023 and 2022, and a net loss of $43.6 million and $8.7 million for the six months ended June 30, 2023 and the period ended June 30, 2022. The Company’s existing sources of liquidity as of June 30, 2023 includes $112.8 million in cash and cash equivalents.

Prior to the Business Combination, the Company historically funded operations primarily with issuances of convertible preferred shares and a promissory note. Upon the closing of the Business Combination, the Company received $56.7 million in net cash proceeds. Additionally, the Company received $79.9 million in net cash proceeds in connection with April 2023 Private Placement. The Company’s cash requirements include, but are not limited to, product manufacturing costs and working capital requirements. The Company expects such operating losses and negative cash flows from operations will continue but has sufficient liquidity to fund its operations over the next twelve months.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of its consolidated subsidiaries. Other shareholders’ interests in the Company’s subsidiaries, Z33 Bio, Inc. (“Z33”) and ZB17 LLC (“ZB17”), are shown in the condensed consolidated financial statements as redeemable noncontrolling interest and noncontrolling interest, respectively. All intercompany balances and transactions have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. As such, the information included herein should be read in conjunction with Legacy Zura’s consolidated financial statements and accompanying notes as of December 31, 2022 and for the period from January 18, 2022 (date of inception) to December 31, 2022 (the “audited consolidated financial statements”) that were included in the Company’s Form 8-K filed with the SEC on April 6, 2023. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, except for the impact of the recapitalization as described in Note 3, and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of operations for the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and the period ended June 30, 2022. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other future interim or annual period.

Significant Accounting Policies

Except for the addition of the Business Combination, the addition of public warrants, private placement warrants, and pre-funded warrants (collectively, the “Warrants”), and the addition of stock options with market-based performance conditions, there have been no significant changes in the Company’s significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Company’s audited consolidated financial statements that were included in the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to, the fair value of Class A Ordinary Shares and other assumptions used to measure share-based compensation, the fair value of redeemable noncontrolling interest, the fair value of share-based consideration transferred for acquired assets, the fair value of contingent consideration, the fair value of the private placement warrants, and the fair value of the note payable.

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

The Company’s future product candidates will require approvals from the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval for any product candidate, it could have a material adverse impact on the Company.

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

As part of the April 2023 Private Placement, the Company sold pre-funded warrants (the “Pre-Funded Warrants”) to certain accredited investors. The Pre-Funded Warrants were classified as equity instruments.

Classification of the public and pre-funded warrants as equity instruments and the private placement warrants as liability instruments is based on management’s analysis of the guidance in ASC 815. The Company measures the private placement warrant liability at fair value each reporting period with the change in fair value recorded as other (expense) income in the condensed consolidated statements of operations. The Company measured the public warrants at the fair value of the equity instruments as of the Closing Date of the Business Combination. The Company measured the pre-funded warrants at the fair value of the equity instruments as of the date of the April 2023 Private Placement. See Note 8 for additional information.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	June 30,	June 30,
	2023	2022
Convertible preferred shares	—	13,510,415
Shares issuable upon exercise of the Warrants to purchase Class A Ordinary Shares	12,809,996	—
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	5,681,471	383,371
Shares issuable upon exercise of Z33 Series Seed Preferred Shares call option	2,000,000	—
Restricted share units	1,398,011	—
Total	21,889,478	13,893,786

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

The number of Class A Ordinary Shares issued and outstanding immediately following the Business Combination on March 20, 2023 was:

	Shares	%
JATT Public shareholders	182,498	0.7%
Zura shares issued – 2022 Lilly license	550,000	2.0%
Redemption Backstop	1,301,633	4.8%
Redemption Backstop Consideration	2,500,000	9.2%
JATT Founders	3,450,000	12.8%
PIPE Investment	2,009,950	7.4%
Forward Purchase Agreement	3,000,000	11.1%
Legacy Zura Equityholders	14,058,074	52.0%
Total shares outstanding	27,052,155	100.0%

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

Financial instruments consist of cash and cash equivalents, prepaid and other current assets, accounts payable and accrued expenses, note payable, private placement warrants, and research and development license consideration. The carrying values of the Company’s cash and cash equivalents, prepaid and other current assets, and accounts payable and accrued expenses approximate their fair value due to the short-term maturity of these instruments.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and the fair value hierarchy of the valuation techniques utilized.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$112,580	$—	$—	$112,580
Financial liabilities:
Private placement warrants	$—	$2,069	$—	$2,069

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Note payable	$—	$—	$7,756	$7,756
Research and development license consideration	$—	$—	$2,634	$2,634

There were no transfers into or out of Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2023 and the period ended December 31, 2022.

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

For the Six
Months Ended
June 30, 2023
Balance at December 31, 2022	$7,756
Remeasurement of the Note to settlement value upon the Closing of the Business Combination	2,244
Settlement of the Note	(10,000)
Balance at June 30, 2023	$—

The Company recorded a loss on remeasurement of the Note of $2.2 million for the six months ended June 30, 2023 within change in fair value of note payable on the condensed consolidated statement of operations.

Research and development license consideration

As consideration for the 2022 Lilly License (see Note 6), Lilly agreed to receive either 550,000 Zura Class A Ordinary Shares upon the closing of the Business Combination (subject to certain lock-up provisions) or 4,702,867 shares of Z33 Series Seed Preferred Shares (the subsidiary redeemable preferred shares) if the Business Combination was not consummated. As of December 31, 2022, the arrangement was liability classified and remeasured at fair value at each reporting date (the research and development license consideration liability). The fair value of the research and development license consideration liability was estimated using the PWERM, whereby the total settlement obligation was determined based upon the fair value of the JATT Class A Ordinary Shares, the Z33 Series Seed Preferred Shares, and the probability of the consummation of the Business Combination. As certain of the inputs to the PWERM are not observable in the market, the research and development license consideration liability represented a Level 3 measurement within the fair value hierarchy. As of December 31, 2022, the fair value of JATT Class A Ordinary Shares was determined to be $7.66 per share, a discount to the trading price due to the shares being subject to a lock-up provision. As of December 31, 2022, the fair value of Z33 Series Seed Preferred Shares was determined to be $0.15 per share.

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

For the Six
Months Ended
June 30, 2023
Balance at December 31, 2022	$2,634
Remeasurement of the liability to settlement value upon the Closing of the Business Combination	1,854
Settlement of the liability	(4,488)
Balance at June 30, 2023	$—

The Company recorded a loss on the remeasurement of the research and development license consideration liability of $1.9 million for the six months ended June 30, 2023 within research and development on the condensed consolidated statement of operations.

Private Placement Warrants

As of June 30, 2023, the Company has private placement warrants assumed in connection with the Business Combination (see Note 8). Such warrants are measured at fair value on a recurring basis. Because the transfer of private placement warrants to non-permitted transferees would result in the private placement warrants having substantially the same terms as the public warrants, the Company determined that the fair value of each private placement warrant is consistent with that of a public warrant. Accordingly, the private placement warrants are classified as Level 2 financial instruments. The following table provides a summary of changes in the estimated fair value of the private placement warrants:

Balance at December 31, 2022	$—
Assumption of private placement warrants	1,714
Change in fair value	(177)
Balance at March 31, 2023	1,537
Change in fair value	532
Balance at June 30, 2023	$2,069

The Company recorded a gain from the change in fair value of the private placement warrants of $0.5 million for the three months ended June 30, 2023 and a loss of $0.4 million for the six months ended June 30, 2023, within change in fair value of private placement warrants on the condensed consolidated statement of operations.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Accounts payable	$7,051	$2,010
Accrued offering costs	—	655
Accrued payroll	—	260
Accrued 2023 Lilly License costs	10,000	—
Accrued legal costs	1,210	308
Accrued research and development costs	713	490
Accrued bonus	567	141
Other accrued expenses	206	113
Accrued consulting fees	193	451
Total accounts payable and accrued expenses	$19,940	$4,428
6.

6.	License Agreements

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

As of June 30, 2023, the Company does not owe any amounts under the Pfizer Agreement.

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

2022 Lilly License

On December 8, 2022, the Company’s consolidated subsidiary, Z33 Bio Inc. (“Z33”), entered into a license agreement (the “2022 Lilly License”) with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly), royalty-bearing global license to develop, manufacture, and commercialize certain intellectual property owned by Lilly relating to its IL-33 compound. As consideration, the Company paid Lilly an upfront fee of $7.0 million.

As consideration for the 2022 Lilly License, Lilly agreed to receive either 550,000 Class A Ordinary Shares upon the closing of the Business Combination (subject to certain lock-up provisions) or 4,702,867 shares of Z33 Series Seed Preferred Shares (the subsidiary redeemable preferred shares) if the Business Combination was not consummated. The obligation to issue shares represents contingent consideration and is classified as a liability on the consolidated balance sheet (research and development license consideration liability) as of December 31, 2022. The liability is measured at fair value on the acquisition date and remeasured to fair value at each reporting date. Upon the Closing Date of the Business Combination, the Company issued Lilly 550,000 Class A Ordinary Shares at an aggregate fair value of $4.5 million.

The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the assets acquired is concentrated in a group of similar identifiable IPR&D assets (as defined below). On the acquisition date, the compound licensed had not yet received regulatory approval and the in-process research and development did not have an alternative use. Accordingly, the Company expensed the entire cost of the 2022 Lilly License as a component of research and development in the consolidated statement of operations during the period ended December 31, 2022.

As a finder’s fee in connection with arranging the acquisition, Z33 issued to Stone Peach Properties, LLC (“Stone Peach”) 4,900,222 shares of Z33 Series Seed Preferred Shares, which is included in the measurement of the cost of the acquired asset. Zura has the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement. Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura for a price per share of $2.040724. Stone Peach may exercise its option at any time between the first anniversary and the second anniversary of the transaction. In April 2023, the Company agreed to, within six months of April 24, 2023, exercise its call option on 50% of the Z33 Series Seed Preferred Shares previously issued to Stone Peach. The Company agreed to settle its call option by issuing 2,000,000 Class A Ordinary Shares. See Note 12 for further information.

In addition to the consideration transferred on December 8, 2022, the Company is obligated to pay $3.0 million to Lilly upon the completion of a financing by the Company with gross proceeds exceeding $100 million. The Company is further obligated to make 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound. The Company will also pay an annual earned royalty to Lilly at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on Net Sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year. The Company will account for these contingent payments when they become due. As of June 30, 2023, none of the contingent payments were due.

2023 Lilly License

On April 26, 2023, the Company’s newly-formed subsidiary ZB17 LLC (“ZB17”) entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License, the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“ZB-106”) in exchange for an upfront payment consisting of $5.8 million as well as 1,000,000 Class A Ordinary Shares issued at a fair value of $7.84 per Class A Ordinary Share. In addition,

ZB17 will make a payment of $5.0 million upon the receipt of certain know-how, data, information and materials that Lilly is required to provide under the license agreement.

The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the assets acquired is concentrated in a group of similar identifiable IPR&D assets. On the acquisition date, the compound licensed had not yet received regulatory approval and the in-process research and development did not have an alternative use. Accordingly, the Company expensed the entire cost of the 2023 Lilly License as a component of research and development in the condensed consolidated statement of operations during the three and six months ended June 30, 2023.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, ZB17 granted to Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with ZB-106 and expires one year from the date of first indication approval for ZB-106 by the FDA or the European Medicines Agency (“EMA”). The Company recognized the Stone Peach Call Right at a grant-date fair value of $1.5 million as a component of research and development in the condensed consolidated statement of operations during the three and six months ended June 30, 2023. The Stone Peach Call Right represents noncontrolling interest in the Company’s subsidiary, ZB17.

As of June 30, 2023 and December 31, 2022, the noncontrolling interest balance was $1.5 million and -0-, respectively.

As additional consideration, Stone Peach will receive annual payments first of $0.6 million, and increasing by 10% annually, so long as the Company maintains its license for ZB-106 and beginning on May 1, 2023. The Company will account for these annual payments when they become due. The Company recognized the first $0.6 million annual payment as a component of research and development in the condensed consolidated statement of operations during the three and six months ended June 30, 2023.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, the Company agreed to make a one-time milestone payment of $5.0 million to BAFFX17, Ltd (“BAFFX17”) upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by the Company of at least $100.0 million (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) the Company’s fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis). As the Company’s fully diluted shares outstanding exceeded 52,500,000 shares prior to June 30, 2023, the $5.0 million fee was recorded in accounts payable and accrued expenses in the condensed consolidated balance sheet as of June 30, 2023 and within research and development in the condensed consolidated statement of operations for the three and six months ended June 30, 2023.

In addition to the consideration transferred during the three and six months ended June 30, 2023, the Company is obligated to make 4 development milestone payments to Lilly up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440 million based on respective thresholds of net sales of products developed from ZB-106. The Company is also obligated to pay Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of ZB-106 in a country) an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years. The Company is also obligated to pay BAFFX17 a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License and the 2023 Lilly License with Lilly. Upon receiving written approval from the FDA, EMA, or similar regulatory authority of the Investigational New Drug (“IND”) and commencement and the commencement of a clinical trial in the applicable jurisdiction for ZB-106, Stone Peach will also receive a one-time payment of $4.5 million. Stone Peach will also receive a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction. Furthermore, Stone Peach was granted a royalty of 2% of the aggregate net sales of any products developed from the Compound. The Company will account for these contingent payments when they become due. As of June 30, 2023, none of the contingent payments were due.

7.	Convertible Preferred Shares and Shareholders’ Equity (Deficit)

Prior to the Business Combination, Legacy Zura was authorized to issue Ordinary Shares and Series A-1 convertible preferred shares. The outstanding Ordinary Shares and Series A-1 convertible preferred shares of Legacy Zura are presented on the consolidated balance sheet and on the statement of changes in convertible preferred shares, redeemable noncontrolling interest and shareholders’ deficit for the annual period ended December 31, 2022.

Business Combination

Immediately prior to the Closing Date of the Business Combination, Pfizer was issued additional Series A-1 convertible preferred shares upon the closing of the Business Combination that were immediately converted to 267,939 Class A Ordinary Shares. The shares were issued in accordance with the anti-dilution provision of the Pfizer Agreement.

On the Closing Date and in accordance with the terms and subject to the conditions of the Business Combination, each Ordinary Share of Legacy Zura, par value $0.001 per share, Series A-1 convertible preferred share, outstanding option (whether vested or unvested), and restricted share unit (whether vested or unvested) were canceled and converted into a comparable number of awards that consisted of either the rights to receive or acquire the Company’s Class A Ordinary Shares, par value $0.0001 per share, as determined by the exchange ratio pursuant to the Business Combination Agreement. The exchange ratio is approximately 108.083.

On March 16, 2023, in connection with the closing of the Business Combination and effective upon the Closing Date, the Company authorized 300,000,000 Class A Ordinary Shares, par value of $0.0001 and 1,000,000 preferred shares, par value of $0.0001.

April 2023 Private Placement

On April 26, 2023, the Company entered into its second PIPE subscription agreement (the “April 2023 Private Placement”) with certain accredited investors (the “Subscribers”), whereby the Company issued 15,041,530 Class A Ordinary Shares, par value $0.0001 per share and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,782,000 Class A Ordinary Shares. Each Class A Ordinary Share was sold at a price of $4.25 per Class A Ordinary Share and each Pre-Funded Warrant was sold at a price of $4.249 per Pre-Funded Warrant for an aggregate purchase price of $80.0 million. See Note 8 for further information on the Pre-Funded Warrants.

Series A-1 Convertible Preferred Shares Rights and Preferences

Conversion

Each Series A-1 convertible preferred share is convertible, at the option of the holder thereof, at any time after the date of issuance of such share, into such number shares of the Company’s Ordinary Shares, subject to adjustment.

Each Series A-1 convertible preferred share will automatically be converted into a share of the Company’s Ordinary Shares, subject to adjustment, immediately upon the occurrence of an initial public offering with a gross aggregate subscription with respect to new Ordinary Shares of greater than $50.0 million. The Ordinary Shares resulting from this conversion will rank pari passu with the existing Ordinary Shares at the time of conversion.

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

As of June 30, 2023, no convertible preferred shares were issued and outstanding.

8.	Warrants

As the accounting acquirer, Zura Bio is deemed to have assumed 5,910,000 private placement warrants to purchase Class A Ordinary Shares that were held by JATT Ventures, L.P. (the “Sponsor”) at an exercise price of $11.50 and 6,899,996 public warrants to purchase Class A Ordinary Shares that were held by JATT’s public shareholders at an exercise price of $11.50. The public and private placement warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

Public Warrants

The public warrants became exercisable into Class A Ordinary Shares commencing 30 days after the Business Combination and expire five years from the date of the Business Combination, or earlier upon redemption or liquidation. Each warrant entitles the holder to purchase one share of the Company’s Class A Ordinary Shares at a price of $11.50 per share, subject to certain adjustments.

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

Private Placement Warrants

The private placement warrants were identical to the public warrants, except that the private placement warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, then such warrants will be redeemable by the Company and exercisable by the warrant holders on the same basis as the public warrants.

Pre-Funded Warrants

In connection with the April 2023 Private Placement, the Company sold to accredited investors Pre-Funded Warrants to purchase up to 3,782,000 Class A Ordinary Shares at a price of $4.249 per Pre-Funded Warrant for an aggregate purchase price of approximately $16.1 million. Each Pre-Funded Warrant has an exercise price of $0.001 per Class A Ordinary Share and is exercisable for one Class A Ordinary Share at any time or times on or after April 26, 2023 until exercised in full.

As of June 30, 2023, no Warrants have been exercised or redeemed.

9.	Share-based Compensation

On June 8, 2022, Legacy Zura’s board of directors approved two stock option plans, the UK Plan (the “UK Plan”) and the US Plan (the “US Plan”) (collectively, the “Option Plans”) which permit the granting of nonqualified share options to certain employees and directors. There were 1,501,165 Ordinary Shares available for issuance under the Option Plans, of which 383,371 Ordinary Shares were authorized for issuance under the US Plan.

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Equity Incentive Plan (the “Equity Incentive Plan”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The Equity Incentive Plan allows for the grant of share options, both incentive and nonqualified share options; SARs, alone or in conjunction with other awards; restricted shares and restricted share units (“RSUs”); incentive bonuses, which may be paid in cash, shares, or a combination thereof; and other share-based awards. On June 1, 2023, the Company’s board of directors approved an increase to the number of Class A Ordinary Shares that may be issued under the Equity Incentive Plan by an additional 5,564,315 Class A Ordinary Shares. As of June 30, 2023, a maximum of 9,594,213 Class A Ordinary Shares may be issued under the Equity Incentive Plan.

The Class A Ordinary Shares issuable under the Equity Incentive Plan are subject to an annual increase on January 1st of each calendar year beginning on January 1, 2024 and ending on and including January 1, 2029, equal to the lesser of (i) 5.0% of the aggregate number of Class A Ordinary Shares outstanding on the final day of the immediately preceding calendar year, (ii) 8,059,796 Class A Ordinary Shares or (iii) such smaller number of shares as is determined by the board.

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Employee Stock Purchase Plan (the “ESPP”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The maximum number of Class A Ordinary Shares that may be issued under the ESPP is 4,029,898, plus an aggregate number of Class A Ordinary Shares that are added under the Equity Incentive Plan on January 1st of each calendar year, beginning on January 1, 2024 and ending on and including January 1, 2029, as discussed above. The ESPP enables eligible employees of the Company and designated affiliates to purchase Class A Ordinary Shares at a discount of 15%. As of June 30, 2023, no shares have been issued under the ESPP.

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

The following weighted-average assumptions were used to estimate the fair value of the Equity Incentive Plan share options issued during the three and six months ended June 30, 2023 and the periods ended June 30, 2022:

				For the Period
				from January 18,
	For the Three Months Ended			2022 (date of
	June 30,		For the Six Months	inception) to
	2023	2022	Ended June 30, 2023	June 30, 2022
Share price	$5.52	$0.77	$6.26	$0.77
Expected volatility	96.8%	95.1%	97.1%	95.1%
Risk-free rate	3.6%	3.0%	3.6%	3.0%
Expected life	6.1 years	5.9 years	6.1 years	5.9 years
Expected dividend yield	—%	—%	—%	—%

The following table summarizes the Company’s share option activity for the six months ended June 30, 2023:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual	Value
	Options	(per share)	Life (Years)	(in thousands)
Options outstanding at December 31, 2022	3,547	$90.50	9.4	$1,804
Recapitalization	379,824	(89.66)	—	—
Options outstanding at December 31, 2022	383,371	0.84	9.4	1,804
Granted	5,874,144	2.16	—	—
Forfeited	(576,044)	1.20	—	—
Options outstanding at June 30, 2023	5,681,471	$2.17	9.8	$34,239
Options vested and exercisable at June 30, 2023	1,402,191	$5.59	9.8	$3,915

Included in the table above are 45,611 PSOs that vested upon the Company raising external capital of $75 million or more. The milestone was considered outside of the Company’s control, and accordingly the vesting of the PSOs were not considered probable until the financing event occurs. During the three and six months ended June 30, 2023, the 45,611 PSOs became vested and an immaterial amount of share-based compensation expense was recognized in relation to these PSOs.

Market-Based Share Options

On March 20, 2023, the Company granted 306,373 options to purchase Class A Ordinary Shares (“Market-Based Share Options”) to a certain Director of the Board. These awards will vest only to the extent that the 20-day volume weighted average trading price (“VWAP”) of the Class A Ordinary Shares is over $30 per Class A Ordinary Share at any time prior to the fifth anniversary of the grant date. These awards have an exercise price of $8.16 and become exercisable when vested and the market condition is satisfied. These awards expire 10 years from the date of grant. The fair value of these Market-Based Share Options were estimated using a Monte Carlo valuation method.

The following table sets forth the weighted-average assumptions used at the grant date to determine the fair value of the Company’s market-based PSOs granted during the three and six months ended June 30, 2023:

For the Three and
Six Months Ended
June 30,
2023
Expected volatility	80.0%
Risk-free rate	3.6%
Expected life	2.2 years
Expected dividend yield	—%
Fair value per Market-Based Share Options	$4.66

The expense recognized related to Market-Based Share Options during the three and six months ended June 30, 2023 was approximately $0.2 million.

Restricted Share Units

The Company issued RSUs to certain employees, executives, and directors pursuant to the Equity Incentive Plan. The fair value has been estimated based on the closing price of the stock on the grant date.

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
RSUs at December 31, 2022	—	$—
Granted	1,398,011	6.28
RSUs at June 30, 2023	1,398,011	$6.28

The expense recognized related to RSUs during the three and six months ended June 30, 2023 was approximately $0.4 million.

Equity Award Modification

On April 7, 2023, the Company and its President and Chief Operating Officer (the “COO”) entered into an agreement regarding the COO’s departure from the Company (the “Severance Agreement”). In connection with Severance Agreement, 59,594 of the share options previously granted to the COO became fully vested and exercisable, with any shares purchased under the option subject to an 18-month lockup period. The Company recognized approximately $0.6 million of incremental share-based compensation during the six months ended June 30, 2023 related to this share option modification.

Other Share-based Compensation

In accordance with the anti-dilution provisions of the Pfizer Agreement, Pfizer was issued additional Series A-1 convertible preferred shares upon the closing of the Business Combination that were immediately converted to 267,939 Class A Ordinary Shares. During the three and six months ended June 30, 2023, the Company recognized expense in the amount of -0- and $2.2 million, respectively, related to these Class A Ordinary Shares based on their grant-date fair value.

Share-based Compensation Expense

Share-based compensation expense for all equity arrangements for the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and the period ended June 30, 2022 was as follows:

				For the Period from
			For the Six	January 18, 2022
	For the Three Months Ended		Months Ended	(date of inception) to
	June 30,		June 30,	June 30,
	2023	2022	2023	2022
Research and development	$—	$—	$2,186	$—
General and administrative	2,319	309	2,499	309
Total share-based compensation expense	$2,319	$309	$4,685	$309

As of June 30, 2023, there was approximately $22.0 million of total unrecognized share-based compensation expense related to options granted to employees, executives, and directors under the Company’s equity plans that is expected to be recognized over a weighted average period of 1.9 years. As of June 30, 2023, there was approximately $8.4 million of total unrecognized share-based compensation expense related to RSUs granted to certain employees, executives, and directors under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 2.0 years.

10.	Note Payable

On December 8, 2022, the Company received $7.6 million in net proceeds from the issuance of a promissory note (the “Note”) issued to Hydra, LLC (“Hydra”) with a face amount of $8.0 million. The Note accrues interest at 9% per annum. The maturity date of the Note is the earlier of (i) twelve months from the date of the Note or (ii) five business dates after the date on which the Company consummates the Business Combination. The proceeds from the Note were used to acquire the 2022 Lilly License. If the registration statement on Form S-4 relating to the Business Combination had not been declared effective by the SEC by February 15, 2023, or if the Business Combination was not consummated by March 31, 2023, Hydra had the right to accelerate the Note and receive an amount equal to 120% of the face amount of the Note, plus accrued interest. On March 8, 2023, the Company signed a limited waiver letter under the Note, pursuant to which Hydra agreed to waive its acceleration right in consideration of the Company paying to Hydra 125% of the principal amount (equal to $10.0 million in the aggregate). The Note was repaid on March 20, 2023, upon the consummation of the Business Combination.

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

As a finder’s fee for the 2022 Lilly License, the Company’s consolidated subsidiary Z33 issued 4,900,222 shares of Z33 Series Seed Preferred Shares to Stone Peach. Zura has the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement. Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura for a price per share of $2.040724 (the “Put Option”). Stone Peach may exercise its option at any time between the first anniversary and the second anniversary of the transaction. As it is not possible to specifically identify the shares that may be redeemed by exercising the Put Option, and the applicable unit of account is each share, the Company assessed that each share must be considered redeemable until the exercise or the expiration of the Put Option. Accordingly, the Z33 Series Seed Preferred Shares issued to Stone Peach represents redeemable noncontrolling interest.

In April 2023, the Company agreed to, within six months of April 24, 2023, exercise its call option on 50% of the Z33 Series Seed Preferred Shares previously issued to Stone Peach. The Company agreed to settle its call option by issuing 2,000,000 Class A Ordinary Shares. The amended settlement terms represented an extinguishment and reissuance of the Z33 Series Seed Preferred Shares. The $10.9 million difference between the estimated fair value of the new instrument issued and the carrying value of the Z33 Series Seed Preferred Shares was recorded as a deemed dividend to the redeemable noncontrolling interest and as an adjustment to net loss to arrive at net loss attributable to Class A ordinary shareholders on the condensed consolidated statement of operations.

As of June 30, 2023 and December 31, 2022, the redeemable noncontrolling interest balance was $20.9 million and $10.0 million, respectively.

13.	Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these condensed consolidated financial statements.

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

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting manufacturing, research and development activities for our product. Our lead product candidates are in the clinical testing stage, however, we have not conducted any clinical tests ourselves, nor have any been conducted during the period since our inception. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of shares of convertible preferred stock of Zura Bio UK through March 31, 2023; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million in December 2022; (iii) proceeds from the Business Combination of $56.7 million in March 2023; and (iv) the April 2023 Private Placement, raising an aggregate of $80.0 million of gross proceeds from the sale of Class A Ordinary Shares and Pre-Funded Warrants during the three months ended June 30, 2023.

Since our inception, we have incurred significant operating losses. Our net loss for the three and six months ended June 30, 2023 was $34.0 million and $43.6 million, respectively. As of June 30, 2023, we had an accumulated deficit of $86.8 million. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	continue to advance the preclinical and clinical development of our product candidates and preclinical programs;
●	conduct our planned clinical and preclinical trials of ZB-168, ZB-106, and torudokimab, as well as initiate and complete additional trials of future potential product candidates;
●	seek regulatory approval for any product candidates that successfully complete clinical trials;
●	scale up our clinical and regulatory capabilities;
●	manufacture current good manufacturing practices, or cGMP, material for clinical trials or potential commercial sales;
●	establish and validate a commercial-scale cGMP manufacturing facility, or use a contract manufacturing organization;
●	establish a commercialization infrastructure and scale up manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, manufacturing quality control, regulatory, manufacturing and scientific and administrative personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
●	incur additional legal, accounting and other expenses in operating as a public company.

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

April 2023 Private Placement

On April 26, 2023, the Company entered into its second PIPE subscription agreement (the “April 2023 Private Placement”) with certain accredited investors (the “Subscribers”), whereby the Company issued 15,041,530 Class A Ordinary Shares, par value $0.0001 per share and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,782,000 Class A Ordinary Shares. Each Class A Ordinary Share was sold at a price of $4.25 per Class A Ordinary Share and each Pre-Funded Warrant was sold at a price of $4.249 per Pre-Funded Warrant for an aggregate purchase price of $80.0 million.

Concurrently with the April 2023 Private Placement, the Company agreed to, within six months of April 24, 2023, exercise its call option on 50% of the Z33 Series Seed Preferred Shares previously issued to Stone Peach. The Company agreed to settle its call option by issuing 2,000,000 Class A Ordinary Shares. The amended settlement terms represented an extinguishment and reissuance of the Z33 Series Seed Preferred Shares. The $10.9 million difference between the estimated fair value of the new instrument issued and the carrying value of the Z33 Series Seed Preferred Shares was recorded as a deemed dividend to the redeemable noncontrolling interest.

2023 Lilly License

On April 26, 2023, the Company’s newly-formed subsidiary ZB17 LLC (“ZB17”) entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License, the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“ZB-106”) in exchange for an upfront payment consisting of $5.8 million as well as 1,000,000 Class A Ordinary Shares issued at a fair value of $7.84 per Class A Ordinary Share. In addition, ZB17 will make a payment of $5.0 million upon the receipt of certain know-how, data, information and materials that Lilly is required to provide under the license agreement.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, ZB17 granted to Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with ZB-106 and expires one year from the date of first indication approval for ZB-106 by the FDA or the EMA.

As additional consideration, Stone Peach will receive annual payments first of $0.6 million, and increasing by 10% annually, so long as the Company maintains its license for ZB-106 and beginning on May 1, 2023.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, the Company agreed to make a one-time milestone payment of $5.0 million to BAFFX17, Ltd (“BAFFX17”) upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by the Company of at least $100.0 million (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) the Company’s fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis).

In addition to the consideration transferred during the three and six months ended June 30, 2023, the Company is obligated to make 4 development milestone payments to Lilly up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440 million based on respective thresholds of net sales of products developed from ZB-106. The Company is also obligated to pay Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of ZB-106 in a country) an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years. The Company is obligated to pay BAFFX17 a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License and the 2023 Lilly License with Lilly. Upon receiving written approval from the FDA, EMA, or similar regulatory authority of the Investigational New Drug (“IND”) and commencement and the commencement of a clinical trial in the applicable jurisdiction for ZB-106, Stone Peach will also receive a one-time payment of $4.5 million. Stone Peach will also receive a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction. Furthermore, Stone Peach was granted a royalty of 2% of the aggregate net sales of any products developed from the Compound.

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

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of consulting fees for medical and manufacturing advisory services and costs related to manufacturing material for preclinical studies. Expenses are recognized as the related goods are delivered or the services are performed.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarize our results of operations for the periods presented (in thousands):

	For the Three Months Ended
	June 30,		$	%
	2023	2022	Change	Change
Operating expenses:
Research and development	$28,230	$85	$28,145	*
General and administrative	5,675	842	4,833	*
Total operating expenses	33,905	927	32,978	*
Loss from operations	(33,905)	(927)	(32,978)	*
Other expense/(income), net:
Other expense, net	(412)	(2)	(410)	*
Change in fair value of private placement warrants	532	—	532	100%
Total other expense/(income), net	120	(2)	122
Loss before income taxes	(34,025)	(925)	(33,100)	*
Income tax benefit	—	—	—	*
Net loss before redeemable noncontrolling interest	(34,025)	(925)	(33,100)	*
Net loss attributable to redeemable noncontrolling interest	—	—	—	*
Net loss	(34,025)	(925)	(33,100)	*
Deemed dividend to redeemable noncontrolling interest	(10,875)	—	(10,875)	100%
Net loss attributable to Ordinary Shareholders of Zura	$(44,900)	$(925)	$(43,975)	*

*Percentage change not meaningful

Operating Expenses

Research and Development Expenses (in thousands):

	For the Three Months Ended
	June 30,		$	%
	2023	2022	Change	Change
Research and development	$28,230	$85	$28,145	*

Research and development expenses increased by $28.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to $27.2 million of expense related to the acquisition of an in-process research and development (“IPR&D”) license from Lilly during the three months ended June 30, 2023. The increase was also due an increase of $0.9 million of costs incurred for consulting and advisory services for clinical development strategy and manufacturing of our product candidates.

General and Administrative Expenses (in thousands):

	For the Three Months Ended
	June 30,		$	%
	2023	2022	Change	Change
General and administrative	$5,675	$842	$4,833	*

General and administrative expenses increased by $4.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to increases of $3.4 million in expenses related compensation for personnel in executive and administrative functions including share-based compensation, as well as an increase of $0.9 million in professional fees for legal and accounting costs incurred related to our ongoing operations as a public company, and an increase of $0.5 million of travel and office expenses.

Other Expense (Income)

Other Expense/(Income), net

Other income increased by $0.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase is primarily due to $0.4 million of dividend income from its cash equivalents.

Change in fair value of private placement warrants

Revaluation loss on the liability-classified private placement warrants assumed in the Business Combination was $0.5 million for the three months ended June 30, 2023. No warrants were outstanding during the three months ended June 30, 2022.

Net loss attributable to redeemable noncontrolling interest

Net loss attributable to redeemable noncontrolling interest was -0- for the three months ended June 30, 2023, representing the noncontrolling shareholder’s interest in the net loss of our consolidated subsidiary. The redeemable noncontrolling interest was not outstanding during the three months ended June 30, 2022.

Deemed Dividend to Redeemable Noncontrolling Interest

Deemed dividend to the redeemable noncontrolling interest was $10.9 million for the three months ended June 30, 2023, due to the modification of the terms of the Z33 Series Seed Preferred Shares issued to Stone Peach. The redeemable noncontrolling interest was not outstanding during the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2023 and the Period from January 18, 2022 (date of inception) to June 30, 2022

The following table summarize our results of operations for the periods presented (in thousands):

	For the Six	For the Period from January
	Months Ended	18, 2022 (date of inception) to
	June 30,	June 30,	$	%
	2023	2022	Change	Change
Operating expenses:
Research and development	$33,114	$7,585	$25,529	*
General and administrative	8,510	1,161	7,349	*
Total operating expenses	41,624	8,746	32,878	*
Loss from operations	(41,624)	(8,746)	(32,878)	*
Other expense/(income), net:
Other expense, net	(403)	(2)	(401)	*
Change in fair value of private placement warrants	355	—	355	100%
Change in fair value of note payable	2,244	—	2,244	100%
Total other expense/(income), net	2,196	(2)	2,198	*
Loss before income taxes	(43,820)	(8,744)	(35,076)	*
Income tax benefit	—	—	—	*
Net loss before redeemable noncontrolling interest	(43,820)	(8,744)	(35,076)	*
Net loss attributable to redeemable noncontrolling interest	203	—	203	100%
Net loss	(43,617)	(8,744)	(34,873)	*
Accretion of redeemable noncontrolling interest to redemption value	(203)	—	(203)	100%
Deemed dividend to redeemable noncontrolling interest	(10,875)	—	(10,875)	100%
Net loss attributable to Ordinary Shareholders of Zura	$(54,695)	$(8,744)	$(45,951)	*

*Percentage change not meaningful

Operating Expenses

Research and Development Expenses (in thousands):

	For the Six	For the Period from January
	Months Ended	18, 2022 (date of inception) to
	June 30,	June 30,	$	%
	2023	2022	Change	Change
Research and development	$33,114	$7,585	$25,529	*

Research and development expenses increased by $25.5 million for the six months ended June 30, 2023 compared to the period ended June 30, 2022. This was primarily due to an increase of $19.7 million of costs incurred to acquire licenses, as we recognized $7.5 million of expense related to the acquisition of an in-process research and development (“IPR&D”) license from Pfizer during the six months ended June 30, 2022 and $27.2 million related to the acquisition of an IPR&D license from Lilly during the period ended June 30, 2023. The increase was also due to the issuance of additional shares to Pfizer under an anti-dilution provision of $2.2 million recognized during the six months ended June 30, 2023, an increase of $1.9 million related to the change in fair value of our research and development license consideration liability, and an increase of $1.7 million of costs incurred for consulting and advisory services for clinical development strategy and manufacturing of our product candidates.

General and Administrative Expenses (in thousands):

	For the Six	For the Period from January
	Months Ended	18, 2022 (date of inception) to
	June 30,	June 30,	$	%
	2023	2022	Change	Change
General and administrative	$8,510	$1,161	$7,349	*

General and administrative expenses increased by $7.3 million for the six months ended June 30, 2023 compared to the period ended June 30, 2022. The increase was primarily due to increases of $5.1 million in expenses related compensation for personnel in executive and administrative functions including share-based compensation, as well as an increase of $1.6 million in professional fees for legal and accounting costs incurred related to our ongoing operations as a public company, an increase of $0.6 million of travel and office expenses.

Other Expense (Income)

Other Expense/(Income), net

Other income increased by $0.4 million for the six months ended June 30, 2023 compared to the period ended June 30, 2022. This increase is primarily due to $0.4 million of dividend income from its cash equivalents.

Change in fair value of private placement warrants

Revaluation loss on the liability-classified private placement warrants assumed in the Business Combination was $0.4 million for the six months ended June 30, 2023. No warrants were outstanding during the period ended June 30, 2022.

Change in fair value of note payable

Revaluation loss on the note payable was $2.2 million for the six months ended June 30, 2023 as the note was remeasured to its settlement value. The note payable was not outstanding during the period ended June 30, 2022.

Net loss attributable to redeemable noncontrolling interest

Net loss attributable to redeemable noncontrolling interest was $0.2 million for the six months ended June 30, 2023, representing the noncontrolling shareholder’s interest in the net loss of our consolidated subsidiary, Z33. The redeemable noncontrolling interest was not outstanding during the period ended June 30, 2022.

Accretion of redeemable noncontrolling interest to redemption value

Accretion of redeemable noncontrolling interest to redemption value was $0.2 million for the six months ended June 30, 2023. The redeemable noncontrolling interest was not outstanding during the period ended June 30, 2022.

Deemed Dividend to Redeemable Noncontrolling Interest

Deemed dividend to the redeemable noncontrolling interest was $10.9 million for the six months ended June 30, 2023, due to the modification of the terms of the Z33 Series Seed Preferred Shares issued to Stone Peach. The redeemable noncontrolling interest was not outstanding during the period ended June 30, 2022.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2023, we had cash and cash equivalents of $112.8 million. As of June 30, 2023, we have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of our convertible preferred shares; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million; (iii) proceeds from the Business Combination of $56.7 million in March 2023; and (iv) the April 2023 Private Placement, raising an aggregate of $80.0 million of gross proceeds from the sale of Class A Ordinary Shares and Pre-Funded Warrants during the three months ended June 30, 2023.

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

We expect our expenses to increase significantly in connection with our ongoing activities, particularly as we continue the research and development, and seek marketing approval for our product candidates, as well as administrative costs associated with supporting our operations. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

We will also be responsible to Pfizer and Lilly for significant future contingent payments under the Pfizer Agreement, the 2022 Lilly License, and the 2023 Lilly License (collectively with the 2022 Lilly License, the “Lilly Licenses”) upon the achievement of certain development, regulatory, and sales milestones, as well as ongoing royalties on net commercial sales. The size and timing of these milestone payments will vary greatly depending upon a number of factors, and it is therefore difficult to estimate the total payments that could become payable to Pfizer and Lilly and when those payments would be due. If we achieve all of the milestones, we would be obligated to pay multimillion dollar development and regulatory milestone payments and sales milestone payments. We will be required to pay certain of these milestone payments prior to the time at which we are able to generate sufficient revenue, if any, from commercial sales of any of our product candidates. We intend to fund these milestone payments using a portion of the proceeds from the Business Combination. In addition to milestone payments, we are also required to pay Pfizer and Lilly under the Pfizer Agreement and Lilly Licenses, respectively, ongoing royalties in the mid-single digits to low double-digits (less than 20%) percentage range based upon thresholds of net sales of products.

We anticipate that we will need substantial additional funding in connection with our continuing operations. We intend to devote most of the net proceeds from the Business Combination and the April 2023 Private Placement to the preclinical and clinical development of our product candidates, our public company compliance costs and certain milestone payments under the Pfizer Agreement and Lilly Licenses. Based on our current business plans, we believe that the net proceeds from the Business Combination and the Private Placement (as defined below) will enable us to fund our operating expenses and capital requirements through at least the next twelve months. Our estimate as to how long we expect the net proceeds from the Business Combination and the Private Placement to be able to fund our operating expenses and capital requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drug products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the extent to which we develop, in-license or acquire other product candidates and technologies in our product candidates pipeline;
●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;

●	the number and development requirements of product candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the timing and amount of our milestone payments to Pfizer under the Pfizer Agreement and to Lilly under the Lilly Licenses;
●	our headcount growth and associated costs as we expand our research and development capabilities and establish and expand our commercial infrastructure and operations;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distributions, for any of our product candidates for which we receive marketing approval;
●	royalty payments to Pfizer under the Pfizer Agreement and Lilly under the Lilly Licenses;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the revenue, if any, received from sales of our product candidates for which we receive marketing approval; and
●	the costs of operating as a public company

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

Cash Flows

		For the
		Period from
	For the	January 18,
	Six Months	2022 (date of
	Ended	inception) to
	June 30,	June 30,
	2023	2022
Net cash used in operating activities	$(8,430)	$(588)
Net cash used in investing activities	(5,750)	(5,000)
Net cash provided by financing activities	125,415	10,000
Net increase in cash	$111,235	$4,412

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2023 was $8.4 million, which consisted of a net loss before redeemable noncontrolling interest of $43.8 million, partially offset by $36.1 million in non-cash charges and a net change of $0.7 million in our net operating assets and liabilities. The non-cash charges consisted of expense incurred in connection with the 2023 Lilly License of $27.4 million, a change in fair value of our promissory note of $2.2 million, a change in fair value of our research and development license consideration liability of $1.9 million, share-based payment expense of $2.2 million related to the anti-dilution shares issued to Pfizer, additional share-based payments of $2.5 million and a change in fair value on the private placement warrants of $0.3 million partially offset by foreign exchange transaction losses of $0.4 million.

Cash used in operating activities for the period ended June 30, 2022 was $0.6 million, which consisted of a net loss of $8.8 million, partially offset by non-cash charges of $7.8 million and a net change of $0.3 million in our net operating assets and liaiblities. The non-cash charges consisted of the $7.5 million cost of the acquisition of the license under the Pfizer Agreement, which was expensed to research and development, and share-based payments of $0.3 million.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2023 was $5.8 million, which was entirely related to the cash consideration paid to acquire the 2023 Lilly License.

Cash used in investing activities for the period ended June 30, 2022 was $5.0 million, which was entirely related to the cash consideration paid to acquire the license from Pfizer under the Pfizer Agreement.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2023 was $125.4 million, which consisted of $56.7 million of proceeds from the issuance of shares upon the closing of the Business Combination, and $63.9 million of proceeds from the issuance of Class A Ordinary Shares in connection with the April 2023 Private Placement, $16.1 million of proceeds from the issuance of Pre-Funded Warrants in connection with the April 2023 Private Placement, partially offset by a $10.0 million repayment of our promissory note and $1.2 million of payments of deferred transaction costs.

Cash provided by financing activities for the period ended June 30, 2022 was $10.0 million, and was due to the issuance of Series A-1 convertible preferred shares of Legacy Zura in March 2022.

Contractual Obligations and Other Commitments

As of June 30, 2023, we did not have any commitments or contractual obligations. We have or will enter into agreements in the normal course of business with contract research organizations, contract manufacturing organizations and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice. In addition, some third party CMOs have intellectual property, such as patents and/or know-how with an annual fee and royalty bearing license to its customers that forms part of the manufacturing agreement; we do not yet have any such licenses but may enter to them in the future. These payments are therefore not included in our contractual obligations herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information otherwise required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief

Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2023, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Zura Bio Limited 2023 Equity Incentive Plan, as amended. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 1, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURA BIO LIMITED
Date: August 14, 2023	By:	/s/ Someit Sidhu, MD
	Name:	Someit Sidhu, MD
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Verender S. Badial
	Name:	Verender S. Badial
	Title:	Chief Financial Officer
(Principal Financial Officer)