Form 10-Q
period 2023-09-30
Zura Bio Ltd
filed 2023-11-13
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, the registrant had 43,593,678 Class A Ordinary Shares and 6,899,996 Public Warrants outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	Zura Bio Limited (“Zura” , or “the Company”)’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;
●	factors relating to the business, operations and financial performance of Zura, including, but not limited to Zura’s limited operating history;
●	the fact that Zura has not completed any clinical trials, and has no products approved for commercial sale;
●	the fact that Zura has incurred significant losses since inception, and it expects to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future;
●	the fact that Zura requires substantial additional capital to finance its operations, and if it is unable to raise such capital when needed or on acceptable terms, it may be forced to delay, reduce, and/or eliminate one or more of its development programs or future commercialization efforts;
●	Zura’s ability to renew existing contracts;
●	Zura’s ability to obtain regulatory approval for its products, and any related restrictions or limitations of any approved products;
●	Zura’s ability to respond to general economic conditions;
●	Zura’s ability to manage its growth effectively;
●	the impact of the COVID-19 pandemic;
●	competition and competitive pressures from other companies worldwide in the industries in which Zura operates; and
●	litigation and the ability to adequately protect Zura’s intellectual property rights.

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

In addition, statements of belief and similar statements reflect the beliefs and opinions of Zura on the relevant subject. These statements are based upon information available to Zura as of the date of this Quarterly Report on Form 10-Q, and while Zura believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that Zura has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you should not put undue reliance on these statements, including, for example, statements about:

●	Zura’s market opportunity;
●	Zura’s public securities’ potential liquidity and trading;
●	Zura’s ability to raise financing in the future;
●	the attraction and retention of qualified directors, officers, employees and key personnel of Zura;
●	the ability of Zura to compete effectively in a highly competitive market;
●	the competition from larger pharmaceutical and biotechnology companies that have greater resources, technology, relationships and/or expertise;
●	the ability to protect and enhance Zura’s corporate reputation and brand;
●	the impact from future regulatory, judicial, and legislative changes in Zura’s industry;
●	Zura’s ability to obtain and maintain regulatory approval of any of its product candidates;
●	Zura’s ability to research, discover and develop additional product candidates;
●	Zura’s ability to grow and manage growth profitably;
●	Zura’s ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	Zura’s ability to execute its business plans and strategy;
●	the impact of the COVID-19 pandemic and other similar disruptions in the future; and
●	those factors set forth in documents of Zura or JATT Acquisition Corp. (“JATT”) filed, or to be filed, with SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Zura Bio Limited

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,859	$1,567
Prepaid expenses and other current assets	733	209
Total current assets	104,592	1,776
Deferred offering costs	—	3,486
Total assets	$104,592	$5,262

Liabilities, Convertible Preferred Shares, Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$17,012	$4,428
Note payable	—	7,756
Research and development license consideration liability	—	2,634
Total current liabilities	17,012	14,818
Private placement warrants	1,950	—
Total liabilities	18,962	14,818

Commitments and contingencies (Note 11)

Convertible preferred shares
Series A-1 convertible preferred shares, $0.001 par value, -0- and 13,510,415 shares authorized, issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	12,500

Redeemable noncontrolling interest	20,875	10,000

Shareholders’ Equity (Deficit):
Preferred Shares, $0.0001 par value, 1,000,000 and -0- authorized as of September 30, 2023 and December 31, 2022, respectively; -0- issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A Ordinary Shares, $0.0001 par value, 300,000,000 authorized, 43,093,685 issued and outstanding as of September 30, 2023; 1,884,649 authorized, 383,480 issued and outstanding as of December 31, 2022	4	—
Additional paid-in capital	158,231	—
Accumulated deficit	(95,021)	(32,056)
Total Zura Bio Limited shareholders’ equity (deficit)	63,214	(32,056)
Noncontrolling interest	1,541	—
Total shareholders’ equity (deficit)	64,755	(32,056)
Total liabilities, convertible preferred shares, redeemable noncontrolling interest and shareholders’ equity (deficit)	$104,592	$5,262

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

				For the Period from
				January 18, 2022
	For the Three Months Ended		For the Nine Months	(date of inception) to
	September 30,		Ended September 30,	September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$3,965	$415	$37,079	$8,000
General and administrative	6,222	653	14,732	1,814
Total operating expenses	10,187	1,068	51,811	9,814
Loss from operations	(10,187)	(1,068)	(51,811)	(9,814)
Other expense/(income), net:
Other expense, net	4	34	7	32
Interest income	(815)	—	(816)	—
Dividend income	(987)	—	(1,392)	—
Change in fair value of private placement warrants	(119)	—	236	—
Change in fair value of note payable	—	—	2,244	—
Total other expense/(income), net	(1,917)	34	279	32
Loss before income taxes	(8,270)	(1,102)	(52,090)	(9,846)
Income tax benefit	—	—	—	—
Net loss before redeemable noncontrolling interest	(8,270)	(1,102)	(52,090)	(9,846)
Net loss attributable to redeemable noncontrolling interest	—	—	203	—
Net loss	(8,270)	(1,102)	(51,887)	(9,846)
Adjustment to Zura subsidiary’s preferred stock to redemption	—	—	(203)	—
Deemed dividend to redeemable noncontrolling interest	—	—	(10,875)	—
Net loss attributable to Class A Ordinary Shareholders of Zura	$(8,270)	$(1,102)	$(62,965)	$(9,846)
Net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	$(0.18)	$(2.87)	$(2.22)	$(57.14)
Weighted-average Class A Ordinary Shares used in computing net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	46,876,344	383,480	28,402,487	172,326

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Changes in Convertible Preferred Shares, Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Redeemable	Convertible Preferred		Class A		Additional			Total
	Noncontrolling	Shares(1)		Ordinary Shares(1)		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	interest	Equity (Deficit)
Balance as of December 31, 2022	$10,000	125,000	$12,500	3,548	$—	$—	$(32,056)	$—	$(32,056)
Recapitalization	—	13,385,415	—	276,172	—	—	—	—	—
Balance as of December 31, 2022	10,000	13,510,415	12,500	279,720	—	—	(32,056)	—	(32,056)
Issuance of Series A-1 convertible preferred shares as license compensation	—	267,939	2,186	—	—	—	—	—	—
Conversion of Series A-1 convertible preferred shares to Class A Ordinary Shares in connection with Business Combination	—	(13,778,354)	(14,686)	13,778,354	2	14,684	—	—	14,686
Issuance of Class A Ordinary Shares in connection with Business Combination, including PIPE Investment, Forward Purchase Investment, and Backstop Shares, net of $4.0 million of transaction costs	—	—	—	12,444,081	1	48,350	—	—	48,351
Issuance of Class A Ordinary Shares to settle research and development license consideration liability	—	—	—	550,000	—	4,488	—	—	4,488
Reclassification of public warrant liability to equity	—	—	—	—	—	2,001	—	—	2,001
Issuance of Class A Ordinary Shares in connection with April 2023 Private Placement, net of $9.8 million of transaction costs	—	—	—	15,041,530	1	54,133	—	—	54,134
Issuance of Pre-Funded Warrants in connection with April 2023 Private Placement	—	—	—	—	—	16,070	—	—	16,070
Issuance of Class A Ordinary Shares to Lilly in connection with 2023 Lilly License	—	—	—	1,000,000	—	7,840	—	—	7,840
Share-based compensation	—	—	—	—	—	10,665	—	—	10,665
Net loss	(203)	—	—	—	—	—	(51,887)	—	(51,887)
Accretion of redeemable noncontrolling interest to redemption value	203	—	—	—	—	—	(203)	—	(203)
Stone Peach Call Right issued to noncontrolling interest	—	—	—	—	—	—	—	1,541	1,541
Deemed dividend to redeemable noncontrolling interest	10,875	—	—	—	—	—	(10,875)	—	(10,875)
Balance as of September 30, 2023	$20,875	—	$—	43,093,685	$4	$158,231	$(95,021)	$1,541	$64,755

Balance as of January 18, 2022 (date of inception)	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class A Ordinary Shares at inception	—	—	—	108	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares for cash	—	10,808,332	10,000	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares for license	—	2,702,083	2,500	—	—	—	—	—	—
Exercise of stock options	—	—	—	383,372	—	—	—	—	—
Share-based compensation	—	—	—	—	—	321	—	—	321
Net loss	—	—	—	—	—	—	(9,846)	—	(9,846)
Balance as of September 30, 2022	$—	13,510,415	$12,500	383,480	$—	$321	$(9,846)	$—	$(9,525)

	Redeemable	Convertible		Class A		Additional			Total
	Noncontrolling	Preferred Shares(1)		Ordinary Shares(1)		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	interest	Deficit
Balance as of June 30, 2023	$20,875	—	$—	43,093,685	$4	$155,654	$(86,751)	$1,541	$70,448
Share-based compensation	—	—	—	—	—	2,577	—	—	2,577
Net loss	—	—	—	—	—	—	(8,270)	—	(8,270)
Balance as of September 30, 2023	$20,875	—	$—	43,093,685	$4	$158,231	$(95,021)	$1,541	$64,755

Balance as of June 30, 2022	$—	—	$—	383,480	$—	$309	$(8,744)	—	$(8,435)
Share-based compensation	—	—	—	—	—	12	—	—	12
Net loss	—	—	—	—	—	—	(1,102)	—	(1,102)
Balance as of September 30, 2022	$—	—	$—	383,480	$—	$321	$(9,846)	—	$(9,525)

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

Zura Bio Limited

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

		For the Period from
	For the Nine	January 18, 2022
	Months Ended	(date of inception) to
	September 30,	September 30,
	2023	2022
Cash flows from operating activities
Net loss before redeemable noncontrolling interest	$(52,090)	$(9,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development acquired license	27,381	7,500
Anti-dilution share issuance compensation	2,186	—
Share-based compensation expense	5,075	321
Change in fair value note payable	2,244	—
Change in fair value of share-based payment liability	1,854	—
Change in fair value of private placement warrants	236	—
Foreign exchange transaction loss	6	6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(524)	(211)
Accounts payable and accrued expenses	2,631	637
Net cash used in operating activities	(11,001)	(1,593)
Cash flows from investing activities
Purchase of research and development license	(8,000)	(5,000)
Net cash used in investing activities	(8,000)	(5,000)
Cash flows from financing activities
Proceeds from issuance of Series A-1 convertible preferred shares	—	10,000
Proceeds from issuance of Ordinary Shares in connection with April 2023 Private Placement, net of $4.2 million of transaction costs	59,724	—
Proceeds from issuance of Class A Ordinary Shares upon Closing of Business Combination	56,683	—
Proceeds from issuance of Pre-Funded Warrants in connection with April 2023 Private Placement	16,070	—
Settlement of note payable	(10,000)	—
Payment of deferred transaction costs	(1,184)	(358)
Net cash provided by financing activities	121,293	9,642
Net increase in cash and cash equivalents	102,292	3,049
Cash and cash equivalents, beginning of period	1,567	—
Cash and cash equivalents, ending of period	$103,859	$3,049

Supplemental Disclosure
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of Series A-1 convertible preferred shares for license	$—	$2,500
Conversion of Series A-1 convertible preferred shares for Class A Ordinary Shares	$14,686	$—
Accrued 2023 Lilly License consideration	$10,000	$—
Non-cash transfers to redeemable noncontrolling interest	$10,875	$—
Issuance of Class A Ordinary shares for 2023 Lilly License	$7,840	$—
Share-based equity issuance costs	$5,590	$—
Settlement of research and development license consideration liability	$4,488	$—
Transaction costs include in accounts payable and accrued expenses	$—	$1,553
Reclassification of deferred offering costs to additional paid-in capital	$4,015	$—
Assumption of public and private placement warrants in connection with Business Combination	$3,715	$—
Reclassification of public warrant liability to equity	$2,001	$—
Issuance of Call Right to noncontrolling interest	$1,541	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Notes to Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

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

Liquidity

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company has an accumulated deficit of $95.0 million and $32.1 million as of September 30, 2023 and December 31, 2022, respectively, a net loss of $8.3 million and $1.1 million for the three months ended September 30, 2023 and 2022, and a net loss of $51.9 million and $9.8 million for the nine months ended September 30, 2023 and the period ended September 30, 2022, respectively. The Company’s existing sources of liquidity as of September 30, 2023 includes $103.9 million in cash and cash equivalents.

Prior to the Business Combination, the Company historically funded operations primarily with issuances of convertible preferred shares and a promissory note. Upon the closing of the Business Combination, the Company received $56.7 million in net cash proceeds. Additionally, the Company received $75.8 million in net cash proceeds in connection with April 2023 Private Placement. The Company’s cash requirements include, but are not limited to, product manufacturing costs and working capital requirements. The Company expects such operating losses and negative cash flows from operations will continue but has sufficient liquidity to fund its operations over the next twelve months.

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

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. As such, the information included herein should be read in conjunction with Legacy Zura’s consolidated financial statements and accompanying notes as of December 31, 2022 and for the period from January 18, 2022 (date of inception) to December 31, 2022 (the “audited consolidated financial statements”) that were included in the Company’s Form 8-K filed with the SEC on April 6, 2023. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, except for the impact of the recapitalization as described in Note 3, and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of operations for the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and the period ended September 30, 2022. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other future interim or annual period.

Significant Accounting Policies

Except for the addition of the Business Combination, the addition of public warrants, private placement warrants, and pre-funded warrants (collectively, the “Warrants”), the noncontrolling interest in ZB17, and the addition of stock options with market-based performance conditions, there have been no significant changes in the Company’s significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Company’s audited consolidated financial statements that were included in the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023.

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

Noncontrolling Interest

During April 2023, the Company’s subsidiary, ZB17, issued a share-based payment award to a third party in connection with 2023 Lilly License representing a noncontrolling interest (See Note 6 for additional information). A noncontrolling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes noncontrolling interest as a component of total shareholders’ equity on the Company’s condensed consolidated balance sheet. The option to acquire ZB17 ownership interests do not provide the option-holder with rights to participate in the profits and losses of the subsidiary prior to the exercise of the option.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to Class A Ordinary Shareholders by the weighted-average number of Class A Ordinary Shares outstanding, including Pre-Funded Warrants, during the period. Diluted net loss per share excludes the potential impact of the Company’s convertible preferred shares and options to purchase Class A Ordinary Shares because their effect would be anti-dilutive due to the Company’s net loss for the period presented. Since the Company had a net loss in the period presented, basic and diluted net loss per share are the same.

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	September 30,	September 30,
	2023	2022
Convertible preferred shares	—	13,510,415
Shares issuable upon exercise of the Warrants to purchase Class A Ordinary Shares	12,809,996	—
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	5,681,471	383,371
Shares issuable upon exercise of Z33 Series Seed Preferred Shares call option	2,000,000	—
Restricted share units	2,213,011	—
Total	22,704,478	13,893,786

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and the fair value hierarchy of the valuation techniques utilized.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$101,950	$—	$—	$101,950
Financial liabilities:
Private placement warrants	$—	$1,950	$—	$1,950

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Note payable	$—	$—	$7,756	$7,756
Research and development license consideration	$—	$—	$2,634	$2,634

There were no transfers into or out of Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2023 and the period ended December 31, 2022.

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

For the Nine
Months Ended
September 30, 2023
Balance at December 31, 2022	$7,756
Remeasurement of the Note to settlement value upon the Closing of the Business Combination	2,244
Settlement of the Note	(10,000)
Balance at September 30, 2023	$—

The Company recorded a loss on remeasurement of the Note of $2.2 million for the nine months ended September 30, 2023 within change in fair value of note payable on the condensed consolidated statement of operations.

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

For the Nine
Months Ended
September 30, 2023
Balance at December 31, 2022	$2,634
Remeasurement of the liability to settlement value upon the Closing of the Business Combination	1,854
Settlement of the liability	(4,488)
Balance at September 30, 2023	$—

The Company recorded a loss on the remeasurement of the research and development license consideration liability of $1.9 million for the nine months ended September 30, 2023 within research and development on the condensed consolidated statement of operations.

Private Placement Warrants

As of September 30, 2023, the Company has private placement warrants assumed in connection with the Business Combination (see Note 8). Such warrants are measured at fair value on a recurring basis. Because the transfer of private placement warrants to non-permitted transferees would result in the private placement warrants having substantially the same terms as the public warrants, the Company determined that the fair value of each private placement warrant is consistent with that of a public warrant. Accordingly, the private placement warrants are classified as Level 2 financial instruments. The following table provides a summary of changes in the estimated fair value of the private placement warrants:

Balance at December 31, 2022	$—
Assumption of private placement warrants	1,714
Change in fair value	(177)
Balance at March 31, 2023	1,537
Change in fair value	532
Balance at June 30, 2023	$2,069
Change in fair value	(119)
Balance at September 30, 2023	$1,950

The Company recorded a gain from the change in fair value of the private placement warrants of $0.1 million for the three months ended September 30, 2023 and a loss of $0.2 million for the nine months ended September 30, 2023, within change in fair value of private placement warrants on the condensed consolidated statement of operations.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Accounts payable	$1,645	$2,010
Accrued offering costs	—	655
Accrued payroll	358	260
Accrued 2023 Lilly License costs	10,000	—
Accrued legal costs	133	308
Accrued research and development costs	3,833	490
Accrued bonus	745	141
Other accrued expenses	121	113
Accrued consulting fees	177	451
Total accounts payable and accrued expenses	$17,012	$4,428
6.

6.	License Agreements

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

As of September 30, 2023, the Company does not owe any amounts under the Pfizer Agreement.

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

As a finder’s fee in connection with arranging the acquisition, Z33 issued to Stone Peach Properties, LLC (“Stone Peach”) 4,900,222 shares of Z33 Series Seed Preferred Shares, which is included in the measurement of the cost of the acquired asset. Zura has the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement. Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura for a price per share of $2.040724. Stone Peach may exercise its option at any time between the first anniversary and the second anniversary of the transaction. In April 2023, the Company agreed to, within six months of April 24, 2023, exercise its call option on 50% of the Z33 Series Seed Preferred Shares previously issued to Stone Peach. The Company agreed to settle its call option by issuing 2,000,000 Class A Ordinary Shares. See Note 12 for further information. The Company and Stone Peach are renegotiating the terms of the exercise of the call option.

In addition to the consideration transferred on December 8, 2022, the Company is obligated to pay $3.0 million to Lilly upon the completion of a financing by the Company with gross proceeds exceeding $100 million. The Company is further obligated to make 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound. The Company will also pay an annual earned royalty to Lilly at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on Net Sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year. The Company will account for these contingent payments when they become due. As of September 30, 2023, none of the contingent payments were due.

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

The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the assets acquired is concentrated in a group of similar identifiable IPR&D assets. On the acquisition date, the compound licensed had not yet received regulatory approval and the in-process research and development did not have an alternative use. Accordingly, the Company expensed the entire cost of the 2023 Lilly License as a component of research and development in the condensed consolidated statement of operations during the nine months ended September 30, 2023.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, ZB17 granted to Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with ZB-106 and expires one year from the date of first indication approval for ZB-106 by the FDA or the European Medicines Agency (“EMA”). The Company recognized the Stone Peach Call Right at a grant-date fair value of $1.5 million as a component of research and development in the condensed consolidated statement of operations during the nine months ended September 30, 2023. The Stone Peach Call Right represents noncontrolling interest in the Company’s subsidiary, ZB17.

As of September 30, 2023 and December 31, 2022, the noncontrolling interest balance was $1.5 million and $-0-, respectively.

As additional consideration, Stone Peach will receive annual payments first of $0.6 million, and increasing by 10% annually, so long as the Company maintains its license for ZB-106 and beginning on May 1, 2023. The Company will account for these annual payments when they become due. The Company recognized the first $0.6 million annual payment as a component of research and development in the condensed consolidated statement of operations during the nine months ended September 30, 2023.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, the Company agreed to make a one-time milestone payment of $5.0 million to BAFFX17, Ltd (“BAFFX17”) upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by the Company of at least $100.0 million (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) the Company’s fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis). As the Company’s fully diluted shares outstanding exceeded 52,500,000 shares prior to September 30, 2023, the $5.0 million fee was recorded in accounts payable and accrued expenses in the condensed consolidated balance sheet as of September 30, 2023 and within research and development in the condensed consolidated statement of operations for the nine months ended September 30, 2023.

In addition to the consideration transferred during the nine months ended September 30, 2023, the Company is obligated to make 4 development milestone payments to Lilly up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440 million based on respective thresholds of net sales of products developed from ZB-106. The Company is also obligated to pay Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of ZB-106 in a country) an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years. The Company is also obligated to pay BAFFX17 a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License and the 2023 Lilly License with Lilly. Upon receiving written approval from the FDA, EMA, or similar regulatory authority of the Investigational New Drug (“IND”) and commencement and the commencement of a clinical trial in the applicable jurisdiction for ZB-106, Stone Peach will also receive a one-time payment of $4.5 million. Stone Peach will also receive a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction. Furthermore, Stone Peach was granted a royalty of 2% of the aggregate net sales of any products developed from the Compound. The Company will account for these contingent payments when they become due. As of September 30, 2023, none of the contingent payments were due.

WuXi Biologics License

In July 2023, the Company entered into a cell line license agreement (the "Cell Line License Agreement") with WuXi Biologics and its Affiliates ("WuXi Biologics"). The Cell Line License Agreement provides the Company with a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics's know-how, cell line, and biological materials (the "WuXi Biologics Licensed Technology") to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the "WuXi Biologics Licensed Products"). In consideration for the license, the

Company agreed to pay WuXi Biologics a non-refundable license fee of $150,000. Additionally, if the Company manufactures all of its commercial supplies of bulk drug product with a manufacturer other than WuXi Biologics or its affiliates, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the "Royalty"). If the Company manufactures part of its commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by the Company upon three months' prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by the Company that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure.

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

As of September 30, 2023, no convertible preferred shares were issued and outstanding.

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

As of September 30, 2023, no Warrants have been exercised or redeemed.

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

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Equity Incentive Plan (the “Equity Incentive Plan”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The Equity Incentive Plan allows for the grant of share options, both incentive and nonqualified share options; SARs, alone or in conjunction with other awards; restricted shares and restricted share units (“RSUs”); incentive bonuses, which may be paid in cash, shares, or a combination thereof; and other share-based awards. On June 1, 2023, the Company’s board of directors approved an increase to the number of Class A Ordinary Shares that may be issued under the Equity Incentive Plan by an additional 5,564,315 Class A Ordinary Shares. As of September 30, 2023, a maximum of 9,594,213 Class A Ordinary Shares may be issued under the Equity Incentive Plan.

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

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Employee Stock Purchase Plan (the “ESPP”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The maximum number of Class A Ordinary Shares that may be issued under the ESPP is 4,029,898, plus an aggregate number of Class A Ordinary Shares that are added under the Equity Incentive Plan on January 1st of each calendar year, beginning on January 1, 2024 and ending on and including January 1, 2029, as discussed above. The ESPP enables eligible employees of the Company and designated affiliates to purchase Class A Ordinary Shares at a discount of 15%. As of September 30, 2023, no shares have been issued under the ESPP.

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

The following weighted-average assumptions were used to estimate the fair value of the Equity Incentive Plan share options issued during the three and nine months ended September 30, 2023 and the periods ended September 30, 2022:

				For the Period
				from January 18,
	For the Three Months Ended			2022 (date of
	September 30,		For the Nine Months	inception) to
	2023	2022	Ended September 30, 2023	September 30, 2022
Share price	$—	$—	$6.26	$0.77
Expected volatility	—%	—%	97.1%	95.1%
Risk-free rate	—%	—%	3.6%	3.0%
Expected life	—	—	6.1 years	5.9 years
Expected dividend yield	—%	—%	—%	—%

The following table summarizes the Company’s share option activity for the nine months ended September 30, 2023:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual	Value
	Options	(per share)	Life (Years)	(in thousands)
Options outstanding at December 31, 2022	3,547	$90.50	9.4	$1,804
Recapitalization	379,824	(89.66)	—	—
Options outstanding at December 31, 2022	383,371	0.84	9.4	1,804
Granted	5,874,144	2.16	—	—
Forfeited	(576,044)	1.20	—	—
Options outstanding at September 30, 2023	5,681,471	$2.17	9.5	$25,626
Options vested and exercisable at September 30, 2023	1,435,910	$5.52	9.5	$1,808

Included in the table above are 45,611 PSOs that vested upon the Company raising external capital of $75 million or more. The milestone was considered outside of the Company’s control, and accordingly the vesting of the PSOs were not considered probable until the financing event occurs. During the nine months ended September 30, 2023, the 45,611 PSOs became vested and an immaterial amount of share-based compensation expense was recognized in relation to these PSOs.

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

The following table sets forth the weighted-average assumptions used at the grant date to determine the fair value of the Company’s market-based PSOs granted during the nine months ended September 30, 2023. No Market-Based Share Options were granted during the three months ended September 30, 2023:

For the Nine
Months Ended
September 30,
2023
Expected volatility	80.0%
Risk-free rate	3.6%
Expected life	2.2 years
Expected dividend yield	—%
Fair value per Market-Based Share Options	$4.66

The expense recognized related to Market-Based Share Options during the three and nine months ended September 30, 2023 was approximately $0.2 million and $0.4 million, respectively.

Restricted Share Units

The Company issued RSUs to certain employees, executives, and directors pursuant to the Equity Incentive Plan. The fair value has been estimated based on the closing price of the stock on the grant date.

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested RSUs at December 31, 2022	—	$—
Granted	2,233,011	6.50
Vested	(20,000)	6.84
Unvested RSUs at September 30, 2023	2,213,011	$6.50

The expense recognized related to RSUs during the three and nine months ended September 30, 2023 was approximately $1.0 million and $1.4 million, respectively.

Equity Award Modification

On April 7, 2023, the Company and its President and Chief Operating Officer (the “COO”) entered into an agreement regarding the COO’s departure from the Company (the “Severance Agreement”). In connection with Severance Agreement, 59,594 of the share options previously granted to the COO became fully vested and exercisable, with any shares purchased under the option subject to an 18-month lockup period. The Company recognized approximately $0.6 million of incremental share-based compensation during the nine months ended September 30, 2023 related to this share option modification.

Other Share-based Compensation

In accordance with the anti-dilution provisions of the Pfizer Agreement, Pfizer was issued additional Series A-1 convertible preferred shares upon the closing of the Business Combination that were immediately converted to 267,939 Class A Ordinary Shares. During the three and nine months ended September 30, 2023, the Company recognized expense in the amount of $-0- and $2.2 million, respectively, related to these Class A Ordinary Shares based on their grant-date fair value.

Share-based Compensation Expense

Share-based compensation expense for all equity arrangements for the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and the period ended September 30, 2022 was as follows:

				For the Period from
			For the Nine	January 18, 2022
	For the Three Months Ended		Months Ended	(date of inception) to
	September 30,		September 30,	September 30,
	2023	2022	2023	2022
Research and development	$—	$—	$2,186	$—
General and administrative	2,577	12	5,075	321
Total share-based compensation expense	$2,577	$12	$7,261	$321

As of September 30, 2023, there was approximately $20.4 million of total unrecognized share-based compensation expense related to options granted to employees, executives, and directors under the Company’s equity plans that is expected to be recognized over a weighted average period of 1.8 years. As of September 30, 2023, there was approximately $13.1 million of total unrecognized share-based compensation expense related to RSUs granted to certain employees, executives, and directors under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 1.9 years.

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

In April 2023, the Company agreed to, within six months of April 24, 2023, exercise its call option on 50% of the Z33 Series Seed Preferred Shares previously issued to Stone Peach. The Company agreed to settle its call option by issuing 2,000,000 Class A Ordinary Shares. The amended settlement terms represented an extinguishment and reissuance of the Z33 Series Seed Preferred Shares. The $10.9 million difference between the estimated fair value of the new instrument issued and the carrying value of the Z33 Series Seed Preferred Shares was recorded as a deemed dividend to the redeemable noncontrolling interest and as an adjustment to net loss to arrive at net loss attributable to Class A ordinary shareholders on the condensed consolidated statement of operations. The Company and Stone Peach are renegotiating the terms of the exercise of the call option.

As of September 30, 2023 and December 31, 2022, the redeemable noncontrolling interest balance was $20.9 million and $10.0 million, respectively.

13.	Subsequent Events

Lonza Milestone Payment

During October 2023, the Company began drug substance manufacturing with a third-party. As a result of manufacturing with a third-party other than Lonza, under the terms of the Lonza License the first annual milestone payment of $0.4 million became due and payable.

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

Overview

Zura Bio Limited, formerly known as JATT Acquisition Corp., is a is a multi-asset clinical-stage biotechnology company focused on developing novel medicines for immune and inflammatory disorders. The experienced leadership team aims to become a leader in the autoimmunology field.

We were incorporated as a Cayman Islands exempted company on March 10, 2021. Our wholly owned subsidiary, Zura Bio Limited (“Zura Bio UK”) was formed in the United Kingdom, or UK, on January 18, 2022. Prior to March 20, 2023, our operations were conducted through Zura Bio UK.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting manufacturing, research and development activities. Our lead product candidates are in the clinical testing stage, however, we have not conducted any clinical tests ourselves, nor have any been conducted during the period since our inception. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of shares of convertible preferred stock of Zura Bio UK through March 31, 2023; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million in December 2022; (iii) proceeds from the Business Combination of $56.7 million in March 2023; and (iv) the April 2023 Private Placement, raising an aggregate of $80.0 million of gross proceeds from the sale of Class A Ordinary Shares and Pre-Funded Warrants during the nine months ended September 30, 2023.

Since our inception, we have incurred significant operating losses. Our net loss for the three and nine months ended September 30, 2023 was $8.3 million and $51.9 million, respectively. As of September 30, 2023, we had an accumulated deficit of $95.0 million. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Concurrently with the April 2023 Private Placement, the Company agreed to, within six months of April 24, 2023, exercise its call option on 50% of the Z33 Series Seed Preferred Shares previously issued to Stone Peach. The Company agreed to settle its call option by issuing 2,000,000 Class A Ordinary Shares. The amended settlement terms represented an extinguishment and reissuance of the Z33 Series Seed Preferred Shares. The $10.9 million difference between the estimated fair value of the new instrument issued and the carrying value of the Z33 Series Seed Preferred Shares was recorded as a deemed dividend to the redeemable noncontrolling interest. The Company and Stone Peach are renegotiating the terms of the exercise of the call option.

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

In addition to the consideration transferred during the nine months ended September 30, 2023, the Company is obligated to make 4 development milestone payments to Lilly up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440 million based on respective thresholds of net sales of products developed from ZB-106. The Company is also obligated to pay Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of ZB-106 in a country) an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years. The Company is obligated to pay BAFFX17 a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License and the 2023 Lilly License with Lilly. Upon receiving written approval from the FDA, EMA, or similar regulatory authority of the Investigational New Drug (“IND”) and commencement and the commencement of a clinical trial in the applicable jurisdiction for ZB-106, Stone Peach will also receive a one-time payment of $4.5 million. Stone Peach will also receive a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction. Furthermore, Stone Peach was granted a royalty of 2% of the aggregate net sales of any products developed from the Compound.

Appointment of a Director

On May 31, 2023, the Board of Directors (the "Board") of the Company increased the size of the Board from seven directors to nine directors. On June 22, 2023, the Board appointed Parvinder Thiara to fill the vacancy on and serve as a member of the Board, to serve until the next annual meeting of stockholders and until his successor is duly elected and qualified or until his earlier death, resignation or removal. Mr. Thiara has no family relationships with any of the executive officers or directors of the Company. There have been no transactions in the past two years to which the Company or any of its subsidiaries was or is to be a party, in which Mr. Thiara had, or will have, a direct or indirect material interest.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarize our results of operations for the periods presented (in thousands):

	For the Three Months Ended
	September 30,		$	%
	2023	2022	Change	Change
Operating expenses:
Research and development	$3,965	$415	$3,550	*
General and administrative	6,222	653	5,569	*
Total operating expenses	10,187	1,068	9,119	*
Loss from operations	(10,187)	(1,068)	(9,119)	*
Other expense/(income), net:
Other expense, net	4	34	(30)	(88)%
Interest income	(815)	—	(815)	100%
Dividend income	(987)	—	(987)	100%
Change in fair value of private placement warrants	(119)	—	(119)	100%
Total other expense/(income), net	(1,917)	34	(1,951)	*
Loss before income taxes	(8,270)	(1,102)	(7,168)	*
Income tax benefit	—	—	—	*
Net loss before redeemable noncontrolling interest	(8,270)	(1,102)	(7,168)	*
Net loss attributable to redeemable noncontrolling interest	—	—	—	*
Net loss	(8,270)	(1,102)	(7,168)	*
Deemed dividend to redeemable noncontrolling interest	—	—	—	*
Net loss attributable to Ordinary Shareholders of Zura	$(8,270)	$(1,102)	$(7,168)	*

*Percentage change not meaningful

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $3.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was due to $3.1 million of increased costs to manufacture products for use in clinical studies and an increase of $0.5 million in incurred for clinical and regulatory consulting services.

General and Administrative Expenses

General and administrative expenses increased by $5.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to increases of $4.2 million in expenses related compensation for personnel in executive and administrative functions including share-based compensation, as well as an increase of $0.7 million in professional fees for legal and accounting costs incurred related to our ongoing operations as a public company, and an increase of $0.7 million of travel and office expenses.

Other Expense (Income)

Other expense, net

Other expense decreased by an immaterial amount for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease due to a decrease in foreign exchange transaction loss.

Interest income

Interest income increased by $0.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase is due to an increase in our cash and cash equivalents balance during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Dividend income

Dividend income increased by $1.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The Company held no dividend-generating cash equivalents during the three months ended September 30, 2022.

Change in fair value of private placement warrants

Revaluation gain on the liability-classified private placement warrants assumed in the Business Combination was $0.1 million for the three months ended September 30, 2023. No warrants were outstanding during the three months ended September 30, 2022.

Net loss attributable to redeemable noncontrolling interest

Net loss attributable to redeemable noncontrolling interest was $-0- for the three months ended September 30, 2023, representing the noncontrolling shareholder’s interest in the net loss of our consolidated subsidiary. The redeemable noncontrolling interest was not outstanding during the three months ended September 30, 2022.

Deemed Dividend to Redeemable Noncontrolling Interest

Deemed dividend to the redeemable noncontrolling interest was $-0- for the three months ended September 30, 2023. The redeemable noncontrolling interest was not outstanding during the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 and the Period from January 18, 2022 (date of inception) to September 30, 2022

The following table summarize our results of operations for the periods presented (in thousands):

	For the Nine	For the Period from January
	Months Ended	18, 2022 (date of inception) to
	September 30,	September 30,	$	%
	2023	2022	Change	Change
Operating expenses:
Research and development	$37,079	$8,000	$29,079	*
General and administrative	14,732	1,814	12,918	*
Total operating expenses	51,811	9,814	41,997	*
Loss from operations	(51,811)	(9,814)	(41,997)	*
Other expense/(income), net:
Other expense, net	7	32	(25)	(78)%
Interest income	(816)	—	(816)	100%
Dividend income	(1,392)	—	(1,392)	100%
Change in fair value of private placement warrants	236	—	236	100%
Change in fair value of note payable	2,244	—	2,244	100%
Total other expense/(income), net	279	32	247	*
Loss before income taxes	(52,090)	(9,846)	(42,244)	*
Income tax benefit	—	—	—	*
Net loss before redeemable noncontrolling interest	(52,090)	(9,846)	(42,244)	*
Net loss attributable to redeemable noncontrolling interest	203	—	203	100%
Net loss	(51,887)	(9,846)	(42,041)	*
Accretion of redeemable noncontrolling interest to redemption value	(203)	—	(203)	100%
Deemed dividend to redeemable noncontrolling interest	(10,875)	—	(10,875)	100%
Net loss attributable to Ordinary Shareholders of Zura	$(62,965)	$(9,846)	$(53,119)	*

*Percentage change not meaningful

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $29.1 million for the nine months ended September 30, 2023 compared to the period ended September 30, 2022. This was primarily due to an increase of $19.7 million of costs incurred to acquire licenses, as we recognized $7.5 million of expense related to the acquisition of an in-process research and development (“IPR&D”) license from Pfizer during the period months ended September 30, 2022 and $27.2 million in license and milestone fees related to the acquisition of an IPR&D license from Lilly during the nine months ended September 30, 2023. The increase was also due to the issuance of additional shares to Pfizer under an anti-dilution provision of $2.2 million recognized during the nine months ended September 30, 2023, an increase of $1.9 million related to the change in fair value of our research and development license consideration liability, and an increase of $4.3 million of costs to manufacture products for use in clinical studies, and an increase of $1.0 million of clinical and regulatory consulting services.

General and Administrative Expenses

General and administrative expenses increased by $12.9 million for the nine months ended September 30, 2023 compared to the period ended September 30, 2022. The increase was primarily due to increases of $9.3 million in expenses related compensation for personnel in executive and administrative functions including share-based compensation, as well as an increase of $2.2 million in professional fees for legal and accounting costs incurred related to our ongoing operations as a public company, an increase of $1.4 million of travel and office expenses.

Other Expense (Income)

Other expense, net

Other expense decreased by an immaterial amount for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily due to a decrease in foreign exchange transaction loss.

Interest income

Interest income increased by $0.8 million for the nine months ended September 30, 2023 compared to the period ended September 30, 2022. This increase is due to an increase in our cash balance during the nine months ended September 30, 2023 compared to the period ended September 30, 2022.

Dividend income

Dividend income increased by $1.4 million for the nine months ended September 30, 2023 compared to the period ended September 30, 2022. The Company held no dividend-generating cash equivalents during the period ended September 30, 2022.

Change in fair value of private placement warrants

Revaluation loss on the liability-classified private placement warrants assumed in the Business Combination was $0.2 million for the nine months ended September 30, 2023. No warrants were outstanding during the period ended September 30, 2022.

Change in fair value of note payable

Revaluation loss on the note payable was $2.2 million for the nine months ended September 30, 2023 as the note was remeasured to its settlement value. The note payable was not outstanding during the period ended September 30, 2022.

Net loss attributable to redeemable noncontrolling interest

Net loss attributable to redeemable noncontrolling interest was $0.2 million for the nine months ended September 30, 2023, representing the noncontrolling shareholder’s interest in the net loss of our consolidated subsidiary, Z33. The redeemable noncontrolling interest was not outstanding during the period ended September 30, 2022.

Accretion of redeemable noncontrolling interest to redemption value

Accretion of redeemable noncontrolling interest to redemption value was $0.2 million for the nine months ended September 30, 2023. The redeemable noncontrolling interest was not outstanding during the period ended September 30, 2022.

Deemed Dividend to Redeemable Noncontrolling Interest

Deemed dividend to the redeemable noncontrolling interest was $10.9 million for the nine months ended September 30, 2023, due to the modification of the terms of the Z33 Series Seed Preferred Shares issued to Stone Peach. The redeemable noncontrolling interest was not outstanding during the period ended September 30, 2022.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2023, we had cash and cash equivalents of $103.9 million. As of September 30, 2023, we have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of our convertible preferred shares; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million;

(iii) proceeds from the Business Combination of $56.7 million in March 2023; and (iv) the April 2023 Private Placement, raising an aggregate of $80.0 million of gross proceeds from the sale of Class A Ordinary Shares and Pre-Funded Warrants in May and June 2023.

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

We will also be responsible to Pfizer and Lilly for significant future contingent payments under the Pfizer Agreement, the 2022 Lilly License, and the 2023 Lilly License (collectively with the 2022 Lilly License, the “Lilly Licenses”) upon the achievement of certain development, regulatory, and sales milestones, as well as ongoing royalties on net commercial sales. The size and timing of these milestone payments will vary greatly depending upon a number of factors, and it is therefore difficult to estimate the total payments that could become payable to Pfizer and Lilly and when those payments would be due. If we achieve all of the milestones, we would be obligated to pay multimillion dollar development and regulatory milestone payments and sales milestone payments. We will be required to pay certain of these milestone payments prior to the time at which we are able to generate sufficient revenue, if any, from commercial sales of any of our product candidates. We intend to fund these milestone payments using a portion of the proceeds from the Business Combination and the April 2023 Private Placement. In addition to milestone payments, we are also required to pay Pfizer and Lilly under the Pfizer Agreement and Lilly Licenses, respectively, ongoing royalties in the mid-single digits to low double-digits (less than 20%) percentage range based upon thresholds of net sales of products.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of our product candidates that we do not expect to be commercially available in the near term, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Cash Flows

		For the
		Period from
	For the	January 18,
	Nine Months	2022 (date of
	Ended	inception) to
	September 30,	September 30,
	2023	2022
Net cash used in operating activities	$(11,001)	$(1,593)
Net cash used in investing activities	(8,000)	(5,000)
Net cash provided by financing activities	121,293	9,642
Net increase in cash and cash equivalents	$102,292	$3,049

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2023 was $11.0 million, which consisted of a net loss before redeemable noncontrolling interest of $52.1 million, partially offset by $39.0 million in non-cash charges and a net change of $2.1 million in our net operating assets and liabilities. The non-cash charges consisted of expense incurred in connection with the 2023 Lilly License of $27.4 million, a change in fair value of our promissory note of $2.2 million, a change in fair value of our research and development license consideration liability of $1.9 million, share-based payment expense of $2.2 million related to the anti-dilution shares issued to Pfizer, additional share-based payments of $5.1 million, and a change in fair value on the private placement warrants of $0.2 million.

Cash used in operating activities for the period ended September 30, 2022 was $1.6 million, which consisted of a net loss of $9.8 million, partially offset by non-cash charges of $7.8 million and a net change of $0.4 million in our net operating assets and liabilities. The non-cash charges consisted of the $7.5 million cost of the acquisition of the license under the Pfizer Agreement, which was expensed to research and development, and share-based payments of $0.3 million.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2023 was $8.0 million, which was entirely related to the cash consideration paid to acquire the 2023 Lilly License.

Cash used in investing activities for the period ended September 30, 2022 was $5.0 million, which was entirely related to the cash consideration paid to acquire the license from Pfizer under the Pfizer Agreement.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $121.3 million, which consisted of $56.7 million of proceeds from the issuance of shares upon the closing of the Business Combination, and $59.7 million of proceeds, net of transaction costs, from the issuance of Class A Ordinary Shares in connection with the April 2023 Private Placement, $16.1 million of proceeds from the issuance of Pre-Funded Warrants in connection with the April 2023 Private Placement, partially offset by a $10.0 million repayment of our promissory note and the payment of $1.2 million of deferred transaction costs.

Cash provided by financing activities for the period ended September 30, 2022 was $9.6 million, and was due to the issuance of $10.0 million of Series A-1 convertible preferred shares of Legacy Zura in March 2022, partially offset by the payment of $0.4 million of deferred transaction costs.

Contractual Obligations and Other Commitments

We have or will enter into agreements in the normal course of business with contract research organizations, contract manufacturing organizations and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice. Some third party CMOs have intellectual property, such as patents and/or know-how with an annual fee and royalty bearing license to its customers that forms part of the manufacturing agreement.

Lonza

We have entered into the Lonza License for a worldwide non-exclusive license for Lonza’s gene expression system in exchange for varying considerations depending on a number of factors such as whether the Company enters further into manufacturing agreements with Lonza or with a third party, and whether the Company enters into sublicense agreements with third parties (including up to middle six-figure annual payments per sublicense upon commencement of a sublicense, as well as royalties of up to low-single digit percentages of net sales of certain products over a commercially standard double-digit multi-year term). The Lonza License will remain in effect until terminated. The Company is free to terminate the Lonza License at any time upon 60 days’ notice, with or without cause. Lonza may terminate the Lonza License for cause upon a breach by the Company or for other commercially standard reasons.

WuXi Biologics

In July 2023, we entered into a biologics master services agreement (the “WuXi Biologics MSA”) with WuXi Biologics. Under the WuXi Biologics MSA, we are obligated to pay WuXi Biologics a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.

The WuXi Biologics MSA terminates on the completion of services under all work orders executed by the parties, unless terminated earlier. The term of each work order terminates upon completion of the services under such work order, unless terminated earlier. We can terminate the WuXi Biologics MSA or any work order at any time upon 30 days’ prior written notice and immediately upon written notice if WuXi Biologics fails to obtain or maintain required material governmental licenses or approvals. Either party may terminate a work order at any time upon three months’ prior notice with reasonable cause, provided however that if WuXi Biologics terminates a work order in such manner, no termination or cancellation fees shall be paid by us and immediately for cause upon the other party’s material breach that remains uncured for 30 days after notice of such breach.

In July 2023, we entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics. The Cell Line License Agreement provides the Company with a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’s know-how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). In consideration for the license, we agreed to pay WuXi Biologics a non-refundable license fee of $150,000. Additionally, if we manufacture all of our commercial supplies of bulk drug product with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If we manufacture part of our commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis.

The Cell Line License Agreement will continue indefinitely unless terminated (i) by us upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by us that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if we fail to make a payment and such failure continues for 30 days after receiving notice of such failure.

We have not included future milestone or royalty payments or other contractual payment obligations as the timing and amount of such obligations are unknown or uncertain and are contingent upon the initiation, continuation, and/or successful completion of future activities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2023, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Resignation of Mr. Garry Neil

On November 3, 2023, Mr. Garry Neil notified Zura Bio Limited (the “Company”) of his resignation as a director of the Company, effective November 9, 2023. Mr. Neil has advised that his resignation was due to personal reasons and not a result of any disagreement with the Company on any matter related to the operations, policies, or practices of the Company.

Appointment of Mr. Arnout Ploos van Amstel as Director

To fill in the vacancy created by the resignation of Mr. Garry Neil, on November 9, 2023, the board of directors (the “Board”) of the Company appointed Mr. Arnout Ploos van Amstel to serve as an independent director of the Company, effective immediately. Mr. Arnout Ploos van Amstel will act as a member of the nominating and corporate governance committee.

There is no family relationship between Mr. Arnout Ploos van Amstel and any of our other officers and directors. To the best knowledge of the Company, there is no understanding or arrangement between Mr. Arnout Ploos van Amstel and any other person pursuant to which he was appointed as a director.

Biographical Information of Arnout Ploos van Amstel

Mr. Arnout Ploos van Amstel, aged 58, is an executive leader in Life Sciences/Biotech with more than 30 years of business and operations experience in a wide variety of leadership positions and geographies. Arnout consistently excelled in devising and implementing comprehensive strategies across Development, Medical, and Commercial-Access domains. He founded Apaxcel Life Sciences GmbH in April 2019, a consulting company that supports biopharma customers in creating strategies that accelerate outcomes. He is currently serving as strategic consultant through Apaxcel Life Sciences GmbH. He is a founder of MoonLake Immuntherapeutics AG since January 2020, a biotech company dedicated to next-level therapies in inflammatory diseases. From July 2010 to March 2019, he worked as the President and Managing Director and then Senior Vice President for Novartis, leading its Global Business Unit Immunology/Dermatology where he achieved remarkable portfolio growth, notably with the success of COSENTYX® (secukinumab), XOLAIR® (omalizumab) for chronic spontaneous urticaria (CSU), and with the consistent growth of "orphan blockbuster" ILARIS® (canakinumab). Mr. Ploos van Amstel's experience includes leadership roles at Wyeth Pharmaceuticals and Novartis with executive positions in the US, Canada, Greece, the Netherlands and Switzerland. He was born and raised in the Netherlands and holds a Master’s degree in Economics from the University of Groningen.

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

ZURA BIO LIMITED
Date: November 13, 2023	By:	/s/ Someit Sidhu, MD
	Name:	Someit Sidhu, MD
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Verender S. Badial
	Name:	Verender S. Badial
	Title:	Chief Financial Officer
(Principal Financial Officer)