Form 10-K
period 2023-12-31
Zura Bio Ltd
filed 2024-03-28
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40598

ZURA BIO LIMITED

(Exact name of Registrant as specified in its Charter)

Cayman Islands	98-1725736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1489 W. Warm Springs Rd. #110 Henderson, Nevada	89014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 757-6133

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, par value $0.0001 per share	ZURA	The Nasdaq Stock Market
Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	ZURAW	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well - known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. YES ☐ NO ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes - Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive - based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to - 240.10D - 1 (b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐   NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant's units on The Nasdaq Capital Market on June 30, 2023 was $357,468,160.

The number of shares of the Registrant’s Common Stock outstanding as of March 26, 2024 was 43,593,678.

FREQUENTLY USED TERMS

Unless otherwise stated in this annual report, the terms “we,” “us,” “our” refer to Zura Bio Limited, a Cayman Islands exempted company, or its affiliates, or, if prior to the Business Combination, to JATT Acquisition Corp., a Cayman Islands exempted company, or its affiliates.

In this document:

●	“April 2023 Private Placement” means that certain private placement made to certain accredited investors, which closed in two tranches on May 1, 2023 and June 5, 2023.
●	“April 2023 Private Placement Shares” means the Class A Ordinary Shares issued in connection with the April 2023 Private Placement.
●	“Business Combination” means the mergers and other transactions contemplated by the Business Combination Agreement.
●	“Business Combination Agreement” means that certain Business Combination Agreement, dated as of June 16, 2022, as amended on September 20, 2022, November 14, 2022 and January 13, 2023, by and among JATT, Merger Sub, Merger Sub 2, Holdco and Zura, as may be amended or restated from time to time.
●	“Cayman Islands Companies Act” means the Companies Act (Revised) of the Cayman Islands.
●	“Closing” means the closing of the Business Combination.
●	“Closing Date” means March 20, 2023.
●	“Code” means the Internal Revenue Code of 1986, as amended.
●	“Company Capital Restructuring” means the restructuring of Zura to be effectuated before the Closing pursuant to which all the Zura ordinary shares were contributed by their holders to Holdco in exchange for an equivalent number of shares of the equivalent class in Holdco.
●	“Effective Time” means the time at which the Business Combination becomes effective.
●	“Equity Incentive Plan” means the Zura Bio Limited 2022 Equity Incentive Plan and/or the 2023 Zura Bio Limited Equity Incentive Plan, as amended.
●	“Ewon PIPE Subscription Agreement” means that certain subscription agreement, between JATT, on the one hand, and Ewon, on the other hand, dated as of June 16, 2022, as amended on November 25, 2022.
●	“Exchange Act” means the Securities Exchange Act of 1934, as amended.
●	“Forward Purchase Agreements” or “FPA” means those certain Amended and Restated Forward Purchase Agreements, by and between Athanor Master Fund, LP and Athanor International Master Fund, LP and JATT, dated August 5, 2021 and as amended and restated on January 27, 2022 and further amended on March 8, 2023.
●	“Founder shares” means Class B Ordinary Shares of JATT Acquisition Corp held by our Initial Shareholders (including their permitted transferees) and the Class A Ordinary Shares issued upon the conversion thereof. “FPA Shares” means the 3,000,000 JATT Class A Ordinary Shares purchased by the FPA Investors.
●	“Fully Diluted Holdco Shares” means, without duplication, the aggregate number of Holdco Shares that (i) are issued and outstanding immediately prior to the Closing or (ii) would be issuable upon the exercise of Holdco Options.
●	“FPA Investors” means those two accredited investors that are parties to the Forward Purchase Agreements.

●	“GAAP” means accounting principles generally accepted in the United States of America.
●	“HSR Act” means Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
●	“Holdco” or “Zura Holdco” means Zura Bio Holdings Ltd., a Cayman Islands exempted company.
●	“Holdco Options” means the outstanding options to purchase Holdco ordinary shares, which shall be exchanged for Zura Options upon Closing.
●	“Holdco ordinary shares” or “Holdco shares” means ordinary shares of Holdco, par value $0.001 per share.
●	“Holdco SSA” has the meaning given in “The Business Combination Agreement — Company Capital Restructuring.”
●	“Initial Shareholders” means the Sponsor and any other holders of Founder Shares (or their permitted transferees).
●	“IPO” refers to JATT’s initial public offering of 13,800,000 Units of JATT consummated on July 13, 2021 and in the over-allotment closing on July 19, 2021.
●	“IRS” means the United States Internal Revenue Service. “JATT” means JATT Acquisition Corp, a Cayman Islands exempted company.
●	“JATT Class A Ordinary Share” means a Class A ordinary share, par value $0.0001 per share, of JATT.
●	“JATT Class B Ordinary Share” means a Class B ordinary share, par value $0.0001 per share, of JATT.
●	“JATT Units” means JATT’s units sold in the IPO, each of which consisted of one JATT Class A Ordinary Share and one-half of one Public Warrant.
●	“Lilly” means Eli Lilly and Company. “Lilly Shares” means the 1,000,000 Class A Ordinary Shares being issued to Lilly pursuant to the Lilly-ZB17 License.
●	“Lilly-Z33 License” means that certain License, Development and Commercialization Agreement, dated as of December 8, 2022, by and between Eli Lilly and Company and Z33 Bio Inc.
●	“Lilly-ZB17 License Agreement” means that certain License, Development and Commercialization Agreement, dated as of April 26, 2023, by and between Eli Lilly and Company and ZB17 LLC.
●	“MAA” means the Second Amended and Restated Memorandum and Articles of Association of Zura Bio Limited.
●	“Merger Sub 2” means JATT Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of JATT.
●	“Minimum Cash Condition” means Available Closing Date Cash of at least $65 million.
●	“Nasdaq” means The Nasdaq Capital Market.
●	“Ordinary Shares” means the JATT Class A Ordinary Shares and JATT Class B Ordinary Shares prior to the Business Combination, and the Class A Ordinary Shares of Zura Bio Limited after the Business Combination;
●	“PFIC” means Passive Foreign Investment Company.
●	“Pfizer Agreement” or “Pfizer License” means that certain License Agreement, effective as of March 22, 2022, by and between Zura and Pfizer Inc.

●	“PIPE Financing” means the issuance and sale of Zura Class A Ordinary Shares pursuant to the PIPE Subscription Agreements. “PIPE Investors” means Ewon Comfortech Co., Ltd. and Eugene Investment & Securities Co., Ltd.
●	“PIPE Shares” means the 2,009,950 JATT Class A Ordinary Shares purchased by the PIPE Investors in the PIPE Financing.
●	“Pre-Combination MAA” means JATT’s Amended and Restated Memorandum and Articles of Association, dated July 12, 2021. “Private Placement Warrants” means the 5,910,000 warrants sold in a private placement to the Sponsor, consummated upon JATT’s initial public offering on July 13, 2021 and in the overallotment exercise on July 19, 2021. “public shareholders” means the holders of the JATT public shares.
●	“Public shares” means the JATT Class A Ordinary Shares which were sold as part of the IPO, whether they were purchased in the IPO or in the aftermarket. “Public Warrants” means the redeemable warrants that were included in the JATT Units that entitle the holder thereof to purchase one-half of one JATT Class A Ordinary Share, with each whole warrant exercisable at a price of $11.50 per share.
●	“SEC” means the U.S. Securities and Exchange Commission. “Second PIPE Subscription Agreement” means the form of Subscription Agreement entered into by the Company and certain accredited investors in connection with the April 2023 Private Placement. “Securities Act” means the Securities Act of 1933, as amended.
●	“Selling Securityholders” means the persons listed in the tables in the section entitled “Selling Securityholders.”
●	“scFv” means single-chain viable region.
●	“Sponsor” means JATT Ventures, L.P., a Cayman Islands exempted limited partnership. “Sponsor Forfeiture Agreement” means the forfeiture agreement between the Sponsor and JATT and Zura, dated as of June 16, 2022.
●	“Transfer and Warrants Agent” means Continental Stock Transfer & Trust Company.
●	“Trust Account” means the Trust Account of JATT at Continental Stock Transfer & Trust Company that holds the proceeds from JATT’s IPO and a portion of the private placement of the Private Placement Warrants.
●	“Trustee” means Continental Stock Transfer & Trust Company.
●	“Units” or “JATT Units” means the units of JATT, each consisting of one JATT Class A Ordinary Share and one-half of one redeemable warrant, which separated upon the consummation of the Business Combination.
●	“Warrant Agent” means Continental Stock Transfer & Trust Company.
●	“Warrant Agreement” means that certain warrant agreement, dated July 16, 2021, between JATT and the Warrant Agent.
●	“Z17” means ZB17 LLC, a Delaware limited liability company. “Z33” means Z33 Bio Inc., a corporation incorporated under the laws of the State of Delaware.
●	“ZB-106 Equity Grant Agreement” means that agreement dated as of April 26, 2023, pursuant to which the Company agreed to issue and grant to Lilly 1,000,000 Shares (the “Lilly Shares”) in a private placement transaction.
●	“ZB Assets” means tibulizumab (ZB-106), torudokimab (ZB-880) and ZB-168.
●	“Zura” means Zura Bio Limited, an exempt company incorporated under the laws of the Cayman Islands.
●	“Zura Board” means the board of directors of Zura. “Zura Class A Ordinary Shares” or “Class A Ordinary Shares” means the ordinary shares, par value $0.0001 per share, of Zura, following the effectiveness of the MAA in connection with the Closing.

●	“Zura Options” means the options issued at Closing upon the exchange of Holdco Options. “Zura ordinary shares” means ordinary shares of Legacy Zura, par value £0.001 per share, prior to the Closing.
●	“Zura Warrants” means the redeemable warrants that entitle the holder thereof to purchase one-half share of one Zura Class A Ordinary Share, following the effectiveness of the MAA in connection with the Closing.

Unless specified otherwise, amounts in this annual report are presented in United States (“U.S.”) dollars.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of the Company and its management thereof and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

●	Our expectations regarding our product candidates and their related benefits;
●	Our beliefs regarding potential benefits or limitations of competing products both in development and approved;
●	Information regarding our vision and strategy;
●	The anticipated timing of key events and initiation of our studies and release of clinical data;
●	Our expectations regarding the general acceptability and maintenance of our products by regulatory authorities, payors, physicians, and patients;
●	Our ability to attract and retain key personnel;
●	The accuracy of our future operating expenses, capital requirements and needs for additional financing;
●	Our ability to obtain funding for operations, including funds that may be necessary to complete development of our product candidates;
●	the fact that we have not completed any clinical trials, and has no products approved for commercial sale;
●	the fact that we have incurred significant losses since inception, and it expects to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future;
●	the fact that we require substantial additional capital to finance our operations, and if we are unable to raise such capital when needed or on acceptable terms, we may be forced to delay, reduce, and/or eliminate one or more of our development programs or future commercialization efforts;
●	Our ability to renew existing contracts;
●	Our reliance on third-party contract development manufacturing organizations for the manufacture of clinical materials;
●	Our ability to obtain regulatory approval for our products, and any related restrictions or limitations of any approved products;
●	Our ability to respond to general economic conditions;

●	Our ability to effectively manage growth;
●	competitive pressures from other companies worldwide in the therapies in which Zura competes;
●	litigation and the ability to adequately protect our intellectual property rights;
●	other risks and uncertainties detailed under the section entitled “Risk Factors.”

You should refer to Part 1, Item 1A Risk Factors of this annual report for a discussion of other important risk factors that may cause material differences in actual versus planned activities and results, as outlined in our forward-looking statement. As a result, of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate.

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:

●We have a limited operating history, have not initiated, conducted or completed any clinical trials, and have not taken a product through to commercialization.
●We have incurred losses since inception, and we expect to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future. We have not generated any revenue from the ZB Assets and may never generate revenue or become profitable.
●Our recurring losses from operations and financial condition could raise substantial doubt about our ability to continue.
●If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our development programs or future commercialization efforts.
●We have never successfully completed the regulatory approval process for any product candidates and we may be unable to do so for any product candidates we develop.
●We are substantially dependent on the success of the ZB Assets, and our anticipated clinical trials of the ZB Assets may not be successful.
●We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clincal trials, our successful completion of clinical trials, our receipt of marketing approvals could be delayed or prevented.
●The results of preclinical testing and early clinical trials may not be predictive of the success of our later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA, or other foreign regulatory authorities.
●Preclinical and clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results.
●Preliminary, interim data from our clinical trials that we announce or publish may change as more patient data become available and are subject to audit and verification procedures.
●We may develop the ZB Assets in combination with other therapies, which exposes us to additional risks related to other agents or active pharmaceutical or biological ingredients used in combination with our product candidates.
●If the FDA or other regulatory authorities revoke their approval of these other therapies or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the therapies we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval.
●We depend on license agreements with Pfizer and Lilly to permit us to use certain patents, know-how and technology. Termination of these rights or the failure to comply with obligations under these agreements could materially harm our business and prevent us from developing or commercializing the ZB Assets.
●Our ability to protect our patents and other proprietary rights is uncertain. We enjoy only limited geographical protection with respect to our licensed patents and may not be able to protect our intellectual property rights throughout the world. Patent terms may not protect our competitive position with respect to the ZB Assets for an adequate amount of time. If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, our business may be materially harmed.

●Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements.
●We may not be able to maintain or enforce trade secret protection for our product candidates.
●Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect the ZB Assets.
●The regulatory approval processes of the FDA, EMA, and other foreign regulatory authorities are complex, time-consuming, and inherently unpredictable. Of the large number of products in development, only a small percentage successfully complete regulatory approval processes and are commercialized.
●We will be subject to extensive ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements.
●Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements. Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
●Healthcare legislative and regulatory reform discourse and potential or enacted measures may have a material adverse impact on our business and results of operations and legislative or political discussions surrounding the desire for and implementation of pricing reforms may adversely impact our business.Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. It is unclear how other healthcare reform measures of the Biden or future administrations or other efforts, if any, to amend or challenge the ACA, will impact our business.
●We are dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining qualified personnel, including consultants, we may not be able to successfully implement our business strategy.
●In order to successfully implement our plans and strategies, we will need to grow the size of our organization and we may experience difficulties in managing this growth.
●Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data.
●We may, in the future, form or seek collaborations or strategic alliances or enter into licensing arrangements, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.
●The market price of our securities may be volatile and may decline in the future. Our operating results may fluctuate significantly.
●We have not paid cash dividends in the past and we do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the capital appreciation, if any, of Zura Class A Ordinary Shares.
●Future sales of a substantial number of Zura Class A Ordinary Shares may cause the price of our ordinary shares to decline. Sales and issuances of our Class A Ordinary Shares and future exercise of warranats or registration rights, could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.
●	If certain holders of our Class A Ordinary Shares sell a significant portion of their securities, it may negatively impact the market price of the shares of our Class A Ordinary Shares and such holders still may receive significant proceeds.

PART I

ITEM 1. BUSINESS

Overview

We are a clinical stage, multi-asset immunology company dedicated to developing novel dual-pathway antibodies for a range of autoimmune and inflammatory diseases with unmet needs. Leveraging the extensive experience of our team, we identify relevant diseases and develop our differentiated assets in those diseases. Our strategic focus is to harness the power of dual-pathway biology to provide a broader and deeper level of clinical benefit to patients with autoimmune and inflammatory diseases.

We are currently developing three clinical-stage product candidates to address indications with high unmet needs and significant commercial opportunity.

●	Tibulizumab (ZB-106) is an IgG-scFv bispecific dual-antagonist antibody engineered by the fusion of TALTZ® (ixekizumab) and tabalumab that neutralizes IL-17A and BAFF. These cytokines play pivotal roles in various inflammatory and autoimmune disorders. By targeting IL-17A and BAFF, tibulizumab demonstrates potential in mitigating chronic inflammation while preserving immune system integrity. Three Phase 1/1b clinical studies have been completed with tibulizumab, including in participants with rheumatoid arthritis and Sjögren’s syndrome. We plan to initiate a Phase 2 study in systemic sclerosis (SSc) in the second half of 2024.
●	ZB-168 is a fully human, high affinity monoclonal antibody that binds and neutralizes the IL-7 receptor chain (IL-7R) alpha. IL-7Rα sits at the nexus of two key immune pathways, IL-7 and thymic stromal lymphopoietin (TSLP), thus IL-7Rα has the potential to block activation through either of these pathways. As a result, we believe ZB-168 could be therapeutically relevant in a broad set of indications where the IL-7 or TSLP pathways may be involved. Three Phase 1/1b clinical studies have been conducted to date. There are additional IL-7Rα inhibitors under development for conditions like alopecia areata, atopic dermatitis, and ulcerative colitis, with potential data in 2024. We are actively assessing the competitive landscape and evaluating potential therapeutic indications to guide our future development efforts for ZB-168.
●	Torudokimab (ZB-880) is a fully human, high affinity monoclonal antibody that neutralizes IL-33, preventing ST2-dependent and ST2-independent (e.g., RAGE) inflammation. The IL-33/ST2 axis stands as a validated therapeutic target for conditions such as chronic obstructive pulmonary disease (COPD) and asthma. Three Phase 1/2 clinical studies have been conducted to date. We are actively assessing the competitive landscape and evaluating potential therapeutic indications to guide our future development efforts for torudokimab.

Recent Developments

Someit Sidhu, our Founder, Chief Executive Officer and Director, will resign from his position as the Chief Executive Officer on April 8, 2024, not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Mr. Sidhu will remain on the Board of Directors as a non-independent member. Robert Lisicki, our current President and Chief Operating Officer, will be promoted as the Company’s Chief Executive Officer on April 8, 2024.

Our Pipeline

Each of our product candidates has dual-pathway biology, merging two validated mechanisms in disease indications where each has demonstrated individual efficacy. This innovative approach could signify a paradigm shift for patients suffering from severe and complex autoimmune conditions, whose needs remain unaddressed by conventional single-pathway strategies.

The table below provide an overview of our product candidates and their status in our development pipeline:

Table 1: Zura Development Pipeline

Our Company History and Team

Legacy Zura, a limited company incorporated under the laws of England and Wales, was founded in January 2022. On March 22, 2022, Legacy Zura entered into an agreement with Pfizer to license exclusive global rights to develop and commercialize ZB-168. On October 17, 2022, Legacy Zura incorporated Zura Bio Inc. in Delaware. On October 18, 2022, Legacy Zura incorporated Z33 Bio Inc. in Delaware. On December 8, 2022, Z33 Bio Inc. entered into an agreement with Eli Lilly and Company (“Lilly”) to license exclusive global rights to develop and commercialize torudokimab. ZB17 LLC was formed in Delaware on March 30, 2023. On April 26, 2023, ZB17 LLC entered into an agreement with Lilly to license exclusive global rights to develop and commercialize tibulizumab.

On June 16, 2022, Legacy Zura entered into a Business Combination Agreement, as amended on September 20, 2022, November 14, 2022 and January 13, 2023, by and among JATT, JATT Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of JATT, JATT Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub 2”), Zura Bio Holdings Ltd, a Cayman Islands exempted company (“Holdco”) and Legacy Zura. On March 20, 2023 (the “Closing Date”), the parties to the BCA consummated the transactions contemplated by the BCA.

Our global team, headquartered in Henderson, Nevada, comprises highly experienced members who have actively participated in drug development, commercialization, business development, capital formation, and investor engagement across various industries. For detailed information and biographies of our management team, please refer to the "Directors, Executive Officers, and Corporate Governance" section.

Our Strategy

Our mission is to enhance the well-being of all stakeholders within the healthcare community, encompassing patients, healthcare providers, caregivers, and other involved parties. Our vision is to develop transformative therapies for patients suffering from serious immune system disorders. To achieve this goal, we are committed to the following strategic objectives:

●	Maximizing the potential of tibulizumab through successful execution of our initial clinical study in SSc.
●	Progressing ZB-168 and torudokimab in select inflammatory and autoimmune diseases.
●	Leveraging our translational expertise and validating external clinical findings.
●	Cultivating and retaining skilled, experienced leaders within our organization.

●	Protecting our intellectual property portfolio. We aim to expand our global intellectual property portfolio to protect the ZB Assets and their uses.
●	Exploring strategic collaborations to maximize the value of our product candidates. This may involve forming strategic alliances, licensing agreements, or collaborations with third parties with the aim of strengthening and aiding our research, development, and commercialization of the ZB Assets and/or the company more broadly.

Our Product Candidates

Overall Opportunity in Autoimmune and Inflammatory Diseases

Autoimmune diseases develop when the immune system inappropriately attacks the cells and/or tissues. While the mechanisms underlying the development of autoimmune diseases are not well understood, studies have demonstrated key roles for inflammatory cytokines, T cells, and B cells in driving disease pathogenesis.

Previous therapeutic approaches in autoimmunity focused initially on broad immunosuppression to block cytokine signaling and the subsequent activation of inflammatory cells. Additional therapeutic approaches focused on targeting key factors known to play a role in autoimmune conditions. Despite the growing armamentarium of therapies, autoimmune disease remains unresolved in millions of patients, further outlining the need for new therapies with improved efficacy and durability.

Tibulizumab (ZB-106)

Overview

Tibulizumab, a humanized bispecific dual antagonist antibody, has been engineered to bind to and neutralize both BAFF and IL-17A.

Figure 2: Tibulizumab

IL-17 is known to play a key role in the fibrotic process of various organs like lung, kidney, heart and skin. The IL-17 family of cytokines contains six structurally related isoforms with distinct abilities to form homo- or heterodimers, leading to differences in specificity and signaling potencies. These cytokines are important for the control of infections, especially by extracellular fungi. Conversely, if unrestrained, they can contribute to the pathology of autoimmune and chronic inflammatory conditions. The prototypic member of this family is IL17A, herein referred to as IL-17. T-helper cell 17 (Th17) are a subset of T cells, characterized by the production of the cytokine IL-17. In recent years, studies have established the pathogenic involvement of Th17 cells and its cytokine IL-17 in autoimmune diseases.

BAFF is involved in multiple aspects of immune system regulation but is best known for its central role in B lymphocyte development and proliferation. Initially expressed as a membrane-bound form on various cell types, BAFF is subsequently cleaved, generating a soluble protein fragment. Dysregulated BAFF expression is thought to contribute to autoimmune diseases via effects on abnormal B-lymphocyte activation, proliferation, survival, and immunoglobulin secretion. Overexpression of BAFF in mouse models induces autoimmune disease mimicking rheumatoid arthritis (RA), systemic lupus erythematosus (SLE) and primary Sjögren’s syndrome (pSS). Likewise in humans, elevated serum BAFF levels are reported in SLE, RA, pSS, IgA nephropathy, and SSc patient serum.

Figure 3:

The BAFF cytokine is a potent B-cell activator and promotes the survival and differentiation of B cells. Similarly, IL-17A is a pro-inflammatory cytokine produced by epithelial cells and lymphocytes. In patients with SSc, levels of BAFF and IL-17A are increased, exhibiting a direct correlation with the severity of the disease. Tibulizumab has potential in immune-mediated diseases by addressing both the B- and T-cell components implicated in SSc pathology.

We plan to initiate a Phase 2 study in the second half of 2024 exploring the therapeutic potential of tibulizumab in SSc.

Background on systemic sclerosis

SSc is an orphan autoimmune disease affecting approximately 200,000 people in the US, EU, and Japan. Statistics suggest that SSc is more common in women, with an average female to male ratio of 3:1. The onset of the disease typically occurs between the ages of 30 to 50, and the United States has the highest incidence and prevalence globally.

SSc is characterized by progressive fibrosis of the skin and visceral organs that can result in life-threatening complications. Although skin fibrosis is the distinguishing hallmark of SSc, the pathological changes in the lungs, gastrointestinal tract, kidney, and heart determine clinical outcomes. Prevalence is low, but the burden of disease is substantial with the highest mortality (~75% survival rate at 5 years) across all rheumatic diseases. Treatment has traditionally been a combination of immunosuppressants, particularly mycophenolate mofetil or cyclophosphamide, and additional therapeutics used to target organ-specific complications. These agents are used off-label in most countries. In the US, there are two agents approved to slow the decline of SSc-associated ILD but there are no licensed therapies that treat the totality of disease in SSc.

SSc is traditionally classified by the extent of skin involvement, accompanying internal organ disease and the presence of overlapping systemic autoimmune disease.

Limited Cutaneous SSc (lcSSc) involves the distal skin of the extremities and the face. Patients with lcSSc are less likely to have internal organ involvement, though they are at risk of pulmonary hypertension. Diffuse cutaneous SSc (dcSSc) involves large areas of skin in the proximal aspect of the extremities. Patients with dcSSc have rapid disease progression with extensive skin changes and early development of visceral organ complications. Organ damage can occur secondary to fibrosis or blood vessel abnormalities called vasculopathy. Severe complications of SSc include abrupt hypertension and renal failure, called renal crises, interstitial lung disease, cardiac failure, pulmonary hypertension, and digital ischaemia. Overlap syndrome involves features of another connective tissue disease most commonly autoimmune diseases such as rheumatoid arthritis or dermatomyositis, together with clinical features of SSc.

Figure 4: Systemic sclerosis subtypes

Pathogenesis of SSc and Therapeutic Targeting:

Patients with SSc exhibit increased levels of BAFF which correlates with disease progression (Matsushita et al, 2006). Additional studies have demonstrated that BAFF induces collagen secretion in dermal fibroblasts (François et al, 2013), and treatment of diffuse SSc with belimumab (anti-BAFF) was associated with a decrease in B-cell signaling and fibrosis-related gene expression in patients with early diffuse SSc (Gordon et al, 2018). Finally, belimumab treatment showed a trend towards improvement in modified Rodnan skin score (mRSS) and lung function in a small study of patients with SSc (Gordon et al, 2018).

Expression of Th17 and IL-17 is increased in patients with SSc, which is believed to play a key role in the progression of the disease (Radstake et al, 2009; Rodríguez-Reyna et al, 2012; Truchetet et al, 2011). Infiltration of IL-17-positive lymphocytes into the skin lesions has been observed (Yang et al, 2014; Zhou et al, 2015). Increased IL-17 levels were associated with worse disease severity (Zhou et al, 2015) and promoted fibroblast growth and collagen production (Yang et al, 2014). Importantly, neutralizing IL-17 prevented collagen production (Yang et al, 2014) and blockade of IL-17R led to significant improvements of mRSS and FVC in patients with SSc in a Phase 3 trial (Fukasawa et al, 2022; abstract).

Figure 5:

Unmet medical need

SSc is a progressive and debilitating disease with limited treatment options, leading to a significant demand for new and novel treatments among physicians and patients. Ten-year mortality rates in SSc range between 40% and 60%. Diagnosis for patients may take more than five years and patients can experience clinical symptoms across multiple organs with great daily impact to their lives. Patients with dcSSc have rapid disease progression with extensive skin changes and early development of visceral organ complications. An unmet need exists in dcSSc patients to slow progression of fibrosis in skin and visceral organs, slow the decline in lung disease, and decrease mortality. There are no approved therapies for dcSSc, with only off-label use of marketed products.

●	Tibulizumab inhibits both IL-17 and BAFF which have separately shown efficacy in placebo-controlled trials in SSc. Our approach with tibulizumab is to inhibit both pathways with a single agent, potentially providing clinical benefits to a broader range of patients, as well as a greater level of effect.
●	Durability of treatment to antibodies may diminish over time, dual inhibition of IL17 and BAFF could result in patients maintaining an adequate clinical benefit for a longer period of time.
●	The terminal half-life of tibulizumab is 26.9 days, offering the possibility of monthly dosing. Currently, approved agents in SSc-ILD are administered as a per oral BID or a SC on a weekly basis. Monthly dosing could offer patients more convenient dosing and result in better adherence to prescribed medication.
●	Tibulizumb combines elements from two compounds, tabalumab (an anti-BAFF with demonstrated effect in phase 3 trials) and ixekizumab (an approved anti-IL-17 therapy with more than 140,000 patients treated and efficacy in multiple indications).

List of Completed Studies

Statements included herein concerning clinical trials of tibulizumab have not been reviewed, furnished or endorsed by Lilly, and Lilly has not certified and does not certify any information included herein.

Tibulizumab has been studied in three clinical trials to date conducted by Lilly:

●	Phase 1 single ascending dose (SAD) trial. This was a first-in-human study in healthy subjects to evaluate the safety, tolerability, pharmacokinetics, immunogenicity, and target engagement of tibulizumab in healthy volunteers and participants with rheumatoid arthritis (RA).
●	Phase 1 SAD trial in healthy Japanese and Caucasian participants. This was a single-site, randomized, Investigator and participant blinded, placebo-controlled, SC single-dose study.
●	Phase 1b multiple ascending dose (MAD) trial in participants with Sjögren’s syndrome (SS). This was a multicenter, parallel-group, randomized, Investigator and participant blinded, placebo-controlled, MAD study to evaluate the safety, tolerability, PK, and PD of tibulizumab administered Q4W or Q2W for 16 weeks in participants with SS.

In the phase 1 clinical trials, the pharmacokinetic profile supported subcutaneous phase 2 dosing at an interval of Q4W. The pharmacodynamic profiles confirmed impact on human biology consistent with the drug’s mechanism of action, showing impact on key parameters such as CD20+ B-cells and high sensitivity-CRP in the RA patient population. The safety profiles from these studies support further development. (Data on file: Clinical Study Reports)

Phase 2 Clinical Trials, Ongoing Clinical Development

We plan to initiate a Phase 2 study in SSc in the second half of 2024. This involves the thoughtful selection of a contract research organization, effective management of our manufacturing partners to enable on-time delivery, and ongoing communications with regulatory authorities.

ZB-168

Overview

IL-7 was initially discovered by its growth and survival effects on B cells, but it has now been established that it regulates the development and homeostasis of immune cells, including B and T lymphocytes, innate lymphoid cell (“ILC”) and natural killer (“NK”) cells, monocytes/macrophages, dendritic cells, neutrophils and eosinophils. IL-7 is produced by stromal cells in the bone marrow, thymus and other epithelial cells in the skin, lung and intestine. IL-7-mediated signaling is important for the expression of many genes controlling apoptosis, survival, development and differentiation of immune cells. An abnormally high or upregulated IL-7/IL-7R axis can lead to high disease activity and immunopathology. Several studies have shown that IL-7R gene polymorphisms or chromosomes regions have been associated with many autoimmune diseases, including MS, pSS, RA and T1D. ZB-168 is a fully human-IgG1 monoclonal antibody targeted against the IL-7 receptor a (IL-7Rα), which plays a key role in the development, function and homeostasis of T cells. We believe ZB-168 may be a therapeutic option for autoimmune diseases where IL-7 or TSLP signaling has been implicated.

Benefits of ZB-168

We believe ZB-168 possess several important characteristics applicable to the treatment of autoimmune diseases:

●	ZB-168 is a high affinity antibody. ZB-168 binds with high affinity to both purified recombinant human and cynomolgus monkey IL-7Rα proteins, with apparent Kd values of approximately 20 pM and 9 pM, respectively. ZB-168 also binds to unpurified native soluble IL-7Rα, in human serum from healthy donors, with an apparent Kd value of 20 pM, thereby confirming that ZB-168 binds to a native epitope.

●	ZB-168 has already demonstrated significant clinically relevant biologic effects that may lead to a therapeutic benefit. In phase 1b clinical testing, administration of escalating doses of ZB-168 resulted in significant reductions in effector and memory T cell populations (up to 70%), while sparing regulatory T-cell populations. In addition, blocking IL-7Rα with ZB-168 significantly changed the gene expression in CD4+ and CD8+ T cells with gene switches associated to T cell activation, T cell trafficking and T cell differentiation being the most relevant.
●	ZB-168 has been well tolerated to date. In 93 subjects dosed with ZB-168 to date, the majority of adverse events (“AEs”) were categorized as grade 1 or grade 2. There were no deaths or permanent discontinuations due to AEs.
●	ZB-168 can be given by intravenous (“IV”) infusion or subcutaneous (“SC”) injection. In clinical studies ZB-168 has been dosed in healthy volunteers using an IV and SC formulation and in patients using a SC formulation. In many autoimmune diseases, patients tend to prefer treatments that they can deliver at home by a simple SC injection, however the IV route can be developed to provide a flexible alternative for physicians and patients.

List of Completed Studies

Statements included herein concerning clinical trials of ZB-168 have not been reviewed, furnished or endorsed by Pfizer, and Pfizer has not certified and does not certify any information included herein.

ZB-168 has been studied in three clinical trials to date conducted by Pfizer:

●	Phase 1a single ascending dose (“SAD”) trial. This was a first-in-human study to evaluate ascending doses of ZB-168 in adult healthy volunteers.
●	Phase 1b trial in patients with established T1D. This was a multi-center, randomized, double-blind, sponsor-open, and placebo-controlled study to evaluate multiple ascending doses of ZB-168 in adult subjects with T1D diagnosed within the preceding 2 years.
●	Phase 1b trial in patients with MS. This was a randomized, multi-centre, double- blind, sponsor-open, placebo-controlled study to evaluate multiple ascending doses of ZB-168 in adult subjects with MS. The study was terminated on 1st April 2015 by the sponsor for reasons other than subject safety and had only 4 subjects enrolled.

Phase 1 Completed Clinical Trials

In Phase 1/1b clinical studies of ZB-168, safety and pharmacokinetics were evaluated (Data on file: Clinical Study Reports). In a Phase 1b clinical study in type 1 diabetes, ZB-168 demonstrated clinically relevant biologic effects resulting in significant reductions in effector and memory T cell populations, while sparing regulatory T-cell populations (Herold KC 2019 JCI Insights). The safety profiles from these studies support further development. (Data on file: Clinical Study Reports)

Phase 2 Clinical Trials, Ongoing Clinical Development

We plan to conduct necessary CMC and regulatory activities to prepare ZB-168 for Phase 2 readiness. Additionally, we are actively monitoring Phase 2 IL-7R external catalysts in ulcerative colitis, atopic dermatitis, and alopecia areata, along with additional TSLP-driven catalysts.

Torudokimab (ZB-880)

Overview

Torudokimab is a human immunoglobulin (Ig) G4-variant monoclonal antibody that binds and neutralizes soluble human IL-33. IL-33 is a member of the IL-1 cytokine superfamily, and it activates several types of innate and acquired immune cells causing the production of other pro-inflammatory mediators and it is most frequently characterized as an epithelial cytokine that promotes type 2 or T-helper 2 (Th2) immune responses. We believe torudokimab may be a therapeutic option for autoimmune diseases where IL-33 signaling has been implicated.

Benefits of torudokimab

We believe torudokimab possesses several important characteristics that may enable it to be a successful treatment for multiple autoimmune diseases:

●	Torudokimab has been well tolerated to date. In 244 subjects dosed with torudokimab to date, the majority of adverse events (“AEs”) were categorized as grade 1 or grade 2. There were no deaths to date, or any serious AEs causally related to torudokimab.
●	Torudokimab can be administered by subcutaneous (“SC”) injection or intravenous (“IV”) infusion. In clinical studies, torudokimab has been dosed in healthy volunteers using an SC and IV formulation and in patients using a SC formulation.

List of Completed Studies

Statements included herein concerning clinical trials of torudokimab have not been reviewed, furnished or endorsed by Lilly, and Lilly has not certified and does not certify any information included herein.

Torudokimab has been studied in three clinical trials to date conducted by Lilly:

●	Phase 1 single ascending dose (SAD) and multiple ascending dose (MAD) trial. This was a first-in-human study in healthy subjects to evaluate the safety, tolerability, pharmacokinetics, immunogenicity, and target engagement of torudokimab administered as single and multiple doses.
●	Phase 1 trial. This was a safety, tolerability, and pharmacokinetic trial of different solution formulations and injection number of torudokimab using investigational injection devices in healthy subjects.
●	Phase 2 trial in patients with atopic dermatitis (AD). This was a multicenter, randomized, double-blind, placebo-controlled, parallel group clinical trial evaluating the efficacy and safety of torudokimab in adult subjects with moderate-to-severe AD.

Phase 1 and Phase 2 Completed Clinical Trials

In Phase 1 clinical studies of torudokimab, safety and pharmacokinetics were evaluated (Data on file: Clinical Study Reports).

The Phase 2 clinical study in adult subjects with moderate to severe atopic dermatitis was terminated early due to a lack of efficacy following the planned interim analysis. Safety findings did not contribute to the study termination, and torudokimab was well-tolerated overall with a safety profile supporting further development. The pharmacokinetics were similar to other monoclonal antibodies, with an average half-life of 20 days. There was no apparent clinical impact of anti-drug antibodies. (Laquer V 2022 Br J Dermatol)

Phase 2 Clinical Trials, Ongoing Clinical Development

We plan to conduct necessary CMC and regulatory activities to prepare torudokimab for Phase 2 readiness in allergy or respiratory-related indications. Additionally, we are monitoring Phase 2 and Phase 3 external catalysts, particularly in asthma and chronic obstructive pulmonary disease.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. Our current and future requirements for producing bulk drug substance and finished drug product are met through third-party manufacturers.

Tibulizumab drug substance was previously manufactured by Lilly. Following the in-licensing of this asset, we transferred the drug substance manufacturing process and associated analytical testing to Patheon (Groningen, The Netherlands) to perform the future GMP manufacturing of the drug substance. The tibulizumab drug product was previously manufactured by Patheon (Ferentino, Italy) and it is the intention to retain the same manufacturing capability for future GMP batches of drug product.

Torudokimab drug substance is stored at WuXi Biologics (Shanghai) and this has been QC tested and released for forward processing into drug product. Using this drug substance, a GMP batch of drug product has been successfully manufactured, QC tested and released for use in the next clinical studies. The People's Republic of China (“PRC”), and WuXi specifically, have faced increased scrutiny by the U.S. government, which could impact our ability to supply torudokimab as needed to meet our forecasted future demand.  This risk is discussed in greater detail under the heading “Risk Factors.”

For ZB-168, we transferred the GMP drug substance manufacturing process and associated analytical testing to Patheon (Groningen, The Netherlands). Patheon manufactured a batch of drug substance to GMP and this material is awaiting release. Similarly, the GMP drug product manufacturing process was transferred to Patheon (Ferentino, Italy) and a batch of GMP drug product has been manufactured. This drug product is undergoing QC testing before it is released for utilization in the next clinical studies for ZB-168.

Both WuXi Biologics and Patheon have the capability to manufacture products for use in clinical development and commercial use. We do not intend to build our own manufacturing capabilities.

Intellectual Property

Our commercial success depends in large part on our ability: to obtain and maintain patent protection for the ZB Assets (including but not limited to their components, formulations, methods of manufacturing, and methods of treatment in the U.S. and other countries); to operate without infringing valid and enforceable patents and proprietary rights of others; and to prevent others from infringing on our proprietary or intellectual property rights.

Tibulizumab Intellectual Property

As of February 2024, we held a license to issued patents that cover the composition of matter for tibulizumab in several major pharmaceutical markets, including the United States, China, Japan, Germany, France, Italy, the United Kingdom, and Spain. The earliest priority date for these patents is 2012. The terms of these patents are capable of continuing into 2033 in most jurisdictions without taking into account any patent term adjustment or extension regime of any country.

ZB-168 Intellectual Property

As of February 2024, we held a license to issued patents that cover the composition of matter for ZB-168 in several major pharmaceutical markets, including the United States, Japan, Germany, France, Italy, the United Kingdom, and Spain. The earliest priority date for these patents is 2010. The terms of these patents are capable of continuing into 2031 in most jurisdictions without taking into account any patent term adjustment or extension regime of any country.

We intend to take advantage of regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions, where available. We may also seek to rely on regulatory protection afforded through Orphan Drug Designation, if appropriate. We may also rely on trade secrets and know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate or timely for, patent protection.

Torudokimab Intellectual Property

As of February 2024, we held a license to issued patents that cover the composition of matter for torudokimab in several major pharmaceutical markets, including the United States, China, Japan, Germany, France, Italy, the United Kingdom, and Spain. The earliest priority date for these patents is 2016. The terms of these patents are capable of continuing into 2037 in most jurisdictions without taking into account any patent term adjustment or extension regime of any country.

License agreements

We are a party to certain licenses that provide rights that are necessary or useful for developing and commercializing the ZB Assets.

Pfizer Agreement

On March 22, 2022, the Company entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer. Under the Pfizer Agreement, the Company acquired a license for a compound initially developed by Pfizer, in exchange for $5.0 million in cash and 2,702,083 shares (as adjusted by the exchange ratio established in the Business Combination Agreement) of the Company’s Series A-1 convertible preferred shares, representing a 20% interest in the Company. In accordance with ASC 805, the Pfizer Agreement is accounted for as an asset acquisition, as substantially all of the $7.5 million value transferred to the Company was allocated to in-process research and development. On the acquisition date, the compound licensed had not yet received regulatory approval and the in-process research and development did not have an alternative use.

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

The Pfizer Agreement also has an anti-dilution provision to allow Pfizer to maintain an 18% interest in the Company. Immediately prior to the Closing Date of the Business Combination, additional share options and restricted share units were issued to certain employees, executives, and directors that would result in the dilution of Pfizer’s ownership in the Company. In accordance with the anti-dilution provision of the Pfizer Agreement, Pfizer was issued additional Series A-1 convertible preferred shares upon the closing of the Business Combination that were immediately converted to 267,939 Class A Ordinary Shares.

The first $1.0 million development milestone became due during the year ended December 31, 2023. The Company does not owe any other amounts under the Pfizer Agreement.

Lonza License

In July 2022, the Company entered into a license agreement (the “Lonza License”) with Lonza Sales AG (“Lonza”) for a worldwide nonexclusive license for Lonza’s gene expression system in exchange for varying considerations depending on a number of factors such as whether the Company enters further into manufacturing agreements with Lonza or with a third party, and whether the Company enters into sublicense agreements with third parties (including up to middle six-figure annual payments per sublicense upon commencement of a sublicense, as well as royalties of up to low-single digit percentages of net sales of certain products over a commercially standard double-digit multi-year term). The Lonza License will remain in effect until terminated. The Company is free to terminate the Lonza License at any time upon 60 days’ notice, with or without cause. Lonza may terminate the Lonza License for cause upon a breach by the Company or for other commercially standard reasons.

During October 2023, the Company began drug substance manufacturing with a third party. As a result of manufacturing with a third party other than Lonza, under the terms of the Lonza License the first annual milestone payment of $0.4 million became due and payable which is included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2023.

For more information, see the factors regarding third parties and manufacturing described under the heading “Risk Factors.”

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

As a finder’s fee in connection with arranging the acquisition, Z33 issued to Stone Peach Properties, LLC (“Stone Peach”) 4,900,222 shares of Z33 Series Seed Preferred Shares, which is included in the measurement of the cost of the acquired asset. Zura has the right, but not the obligation, to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement. Stone Peach has the right, but not the obligation, to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura for a price per share of $2.040724. Stone Peach may exercise its option at any time between the first anniversary and the second anniversary of the transaction. In April 2023, the Company agreed to, within six months of April 24, 2023, exercise its call option on 50% of the Z33 Series Seed Preferred Shares previously issued to Stone Peach. The Company agreed to settle its call option by issuing 2,000,000 Class A Ordinary Shares. In November 2023, the Company and Stone Peach amended the terms of the agreement, voiding the Company’s obligation to exercise its Call Option, and instead reverting the Company’s rights and obligations under the Call Option back to that of the original agreement. Stone Peach, in addition to the existing Put Option, was granted the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024 and April 24, 2028 under the new agreement. See Note 13 for further information.

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

As of December 31, 2023, none of the contingent payments were due.

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

The acquisition was accounted for as an asset acquisition, as substantially all of the fair value of the assets acquired is concentrated in a group of similar identifiable IPR&D assets. On the acquisition date, the compound licensed had not yet received regulatory approval and the in-process research and development did not have an alternative use. Accordingly, the Company expensed the entire cost of the 2023 Lilly License as a component of research and development in the consolidated statement of operations during the year ended December 31, 2023.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, ZB17 granted to Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with ZB-106 and expires one year from the date of first indication approval for ZB-106 by the FDA or the European Medicines Agency (“EMA”). The Company recognized the Stone Peach Call Right at a grant-date fair value of $1.5 million as a component of research and development in the consolidated statement of operations during the year ended December 31, 2023. The Stone Peach Call Right represents noncontrolling interest in the Company’s subsidiary, ZB17.

As of December 31, 2023 and December 31, 2022, the noncontrolling interest balance was $1.5 million and $0, respectively.

As additional consideration, Stone Peach will receive annual payments first of $0.6 million, and increasing by 10% annually, so long as the Company maintains its license for ZB-106 and beginning on May 1, 2023. The Company will account for these annual payments when they become due. The Company recognized the first $0.6 million annual payment as a component of research and development in the consolidated statement of operations during the year ended December 31, 2023.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, the Company agreed to make a one-time milestone payment of $5.0 million to BAFFX17, Ltd (“BAFFX17”) upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by the Company of at least $100.0 million (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) the Company’s fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis) as measured on April 24th of each year. As the Company’s fully diluted shares outstanding exceeded 52,500,000 shares prior to December 31, 2023, the $5.0 million fee was recorded in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2023 and within research and development in the consolidated statement of operations for the year ended December 31, 2023.

In addition to the consideration transferred during the year ended December 31, 2023, the Company is obligated to make 4 development milestone payments to Lilly up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440 million based on respective thresholds of net sales of products developed from ZB-106. The Company is also obligated to pay Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of ZB-106 in a country) an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years. The Company is also obligated to pay BAFFX17 a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License and the 2023 Lilly License with Lilly. Upon receiving written approval from the FDA, EMA, or similar regulatory authority of the Investigational New Drug (“IND”) and commencement and the commencement of a clinical trial in the applicable jurisdiction for ZB106, Stone Peach will also receive a one-time payment of $4.5 million. Stone Peach will also receive a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction. Furthermore, Stone Peach was granted a royalty of 2% of the aggregate net sales of any products developed from the Compound. The Company will account for these contingent payments when they become due.

As of December 31, 2023, none of the contingent payments were due.

WuXi Biologics License

In July 2023, the Company entered into a cell line license agreement (the "Cell Line License Agreement") with WuXi Biologics and its Affiliates ("WuXi Biologics"). The Cell Line License Agreement provides the Company with a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’s know-how, cell line, and biological materials (the "WuXi Biologics Licensed Technology") to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the "WuXi Biologics Licensed Products"). In consideration for the license, the Company agreed to pay WuXi Biologics a non-refundable license fee of $150,000. Additionally, if the Company manufactures all of its commercial supplies of bulk drug product with a manufacturer other than WuXi Biologics or its affiliates, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the "Royalty"). If the Company manufactures part of its commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by the Company upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by the Company that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure.

Approval and Regulation of Drugs and Biologics in the United States

In the United States, drug products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and other laws, including, in the case of biologics, the Public Health Service Act (“PHSA”). Drug products are also subject to other federal, state and local statutes and regulations. A failure to comply with any applicable requirements during the product development, approval, or post-approval periods may lead to administrative or judicial sanctions, including, among other things, the imposition by the FDA or an institutional review board (“IRB”) of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, or administrative, civil and/or criminal investigation, penalties or prosecution.

In the United States, all of our product candidates are regulated by the FDA as biologics. Biologics require the submission of a BLA and approval by the FDA prior to being marketed in the United States. Manufacturers of biologics may also be subject to state and local regulation. The steps required before a biologic may be marketed in the United States generally include:

●	completion of preclinical studies, animal studies and formulation studies, performed in accordance with the FDA’s good laboratory practices (“GLP”) requirements, and applicable requirements for the humane use of laboratory animals or other applicable regulations;
●	submission to the FDA of an application for an investigational new drug application (“IND”), which must become effective before human clinical trials may commence;
●	approval of the protocol and related documentation by an independent IRB or ethics committee at each clinical trial site before each trial may be initiated;
●	performance of adequate and well-controlled clinical trials under protocols submitted to the FDA and reviewed and approved by each IRB, conducted in accordance with the FDA’s good clinical practices (“GCPs”) requirements and any additional requirements for the protection of human research subjects and their health information to establish the safety, purity and potency of the biologic for each targeted indication;
●	preparation of and submission to FDA of a biologics license application (“BLA”) for marketing approval that includes sufficient evidence of establishing the safety, purity, and potency of the proposed biological product for its intended indication, including from results of nonclinical testing and clinical trials;
●	a determination by the FDA within 60 days of its receipt of a BLA to accept and file the application;
●	satisfactory completion of an FDA pre-license inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with current good manufacturing practices (“cGMPs”) to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
●	satisfactory completion of an FDA Advisory Committee review, if applicable;
●	potential FDA audit of the preclinical study and clinical trial sites that generated the data in support of the BLA in accordance with any applicable expedited programs or designations;
●	payment of user fees for FDA review of the BLA (unless a fee waiver applies);
●	FDA review and approval, or licensure, of the BLA to permit commercial marketing of the product for particular indications for use in the U.S.;
●	satisfactory completion of an FDA inspection of the manufacturing facilities at which the biologic is produced to assess compliance with current Good Manufacturing Practices (“cGMP”) and to assure that the facilities, methods and controls are adequate; and
●	FDA review and approval of the BLA.

Preclinical Studies and the IND Process

Before testing any biological product candidate in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of a product’s biological characteristics, chemistry, formulation and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product candidate. The conduct of the preclinical studies must comply with federal regulations and requirements, including, as applicable, GLP and the Animal Welfare Act.

Prior to commencing an initial clinical trial in humans with a product candidate in the U.S., an IND must be submitted to the FDA and the FDA must allow the IND to proceed. An IND is an exemption from the FD&C Act that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA allowance that such investigational product may be administered to humans in connection with such trial. Such authorization must be secured prior to interstate shipment and administration. In support of a request for an IND, the clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND must become effective before human clinical trials may begin. Once submitted, the IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the IND on a full or partial clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial or part of the study can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. The FDA also may impose clinical holds on a sponsor’s IND at any time before or during clinical trials due to, among other considerations, unreasonable or significant safety concerns, inability to assess safety concerns, lack of qualified investigators, a misleading or materially incomplete investigator brochure, study design deficiencies, interference with the conduct or completion of a study designed to be adequate and well-controlled for the same or another investigational product, insufficient quantities of investigational product, lack of effectiveness, or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA.

Clinical Trials

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials are subject to extensive regulation and must be conducted in compliance with (i) federal regulations, (ii) GCP standards, which set safeguards to protect the rights and health of patients and establish standards for conducting, recording data from, and reporting results of clinical trials, and (iii) protocols detailing, among other things, the objectives of the trial, subject selection and exclusion criteria, the parameters and criteria to be used in monitoring safety, and the effectiveness criteria to be evaluated, if any. Foreign studies conducted under an IND generally must meet the same requirements that apply to studies being conducted in the United States. The informed written consent of each study patient must be obtained before the patient may begin participation in the clinical trial. The study protocol, study plan, and informed consent forms for each clinical trial must be reviewed and approved by an IRB for each clinical site, and the study must be conducted under the auspices of an IRB for each trial site. Investigators and IRBs must also comply with FDA regulations and guidelines, including those regarding oversight of study patient informed consent, complying with the study protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

The clinical trial program for a product candidate is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases are as follows:

●	Phase 1. Phase 1 involves the initial introduction of a product candidate into humans. Phase 1 clinical trials are typically conducted in healthy human subjects, but in some situations are conducted in patients with the target disease or condition. These clinical trials are generally designed to evaluate the safety, metabolism, pharmacokinetic (“PK”) properties and pharmacologic actions of the product candidate in humans, the side effects associated with increasing doses and, if possible, to gain early evidence of effectiveness. During Phase 1 clinical trials, sufficient information about the product candidate’s PK properties and pharmacological effects may be obtained to inform and support the design of Phase 2 clinical trials.
●	Phase 2. Phase 2 includes the controlled clinical trials conducted to obtain initial evidence of effectiveness of the product candidate for a particular indication(s) in patients with the target disease or condition, to determine dosage tolerance and optimal dosage, and to gather additional information on possible adverse side effects and safety risks associated with the product candidate. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population; and
●	Phase 3. Phase 3 clinical trials are clinical trials conducted in an expanded patient population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the product candidate has been obtained and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product candidate and to provide an adequate basis for regulatory approval. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the product candidate, although a single Phase 3 clinical trial with other confirmatory evidence may be sufficient in certain instances. In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may also be made a condition to approval of the BLA. Failure to exhibit due diligence regarding conducting required Phase 4 clinical trials could result in withdrawal of approval for products. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA, emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life. s During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

The decision to suspend or terminate development of a product candidate may be made by either a health authority body, such as the FDA, by an IRB, or by a company for various reasons and during any phase of clinical trials. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. In some cases, clinical trials are overseen by a data safety monitoring board (“DSMB”), which is an independent group of qualified experts organized by the trial sponsor to evaluate at designated points in time whether or not a trial may move forward and/or should be modified. These decisions are based on unblinded access to data from the ongoing trial and generally involve determinations regarding the benefit-risk ratio for study patients and the scientific integrity and validity of the clinical trial. In addition, there are requirements for the registration of certain clinical trials of product candidates on public registries, such as www.clinicaltrials.gov, and the submission of certain information pertaining to these trials, including clinical trial results, after trial completion.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, a sponsor submits extensive information about the product candidate to the FDA in the form of a BLA to request marketing approval for the product candidate in specified indications.

Biologics License Applications

In order to obtain approval to market a biologic in the United States, a BLA must be submitted to the FDA that provides data establishing the safety and effectiveness of the product candidate for the proposed indication. The BLA includes all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a product candidate, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the product candidate to the satisfaction of the FDA.

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, the fees payable to the FDA for reviewing an original BLA, as well as annual program fees for approved products, can be substantial, subject to certain limited deferrals, waivers and reductions that may be available. The FDA has 60 days from receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may refuse to accept for filing any BLA that it deems incomplete or not properly reviewable at the time of submission, in which case the BLA will have to be updated and resubmitted. The FDA’s PDUFA review goal (which is not a legal requirement) is to review 90% of priority BLA applications within six months of filing and 90% of standard applications within 10 months of filing, but the FDA can and frequently does extend this review timeline to consider certain later-submitted information or information intended to clarify or supplement information provided in the initial submission. The FDA may not complete its review or approve a BLA within these established goal review times. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure, and potent for its intended use, and whether the product is being manufactured in compliance with cGMP to ensure its continued safety, purity and potency. The FDA may also refer applications for novel product candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured or the facilities that are significantly involved in the product development and distribution process, and will not approve the product candidate unless cGMP compliance is satisfactory and the manufacturing processes and facilities are adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements.

Under the Pediatric Research Equity Act, certain BLAs must include an assessment, generally based on clinical trial data, of the safety and effectiveness of the biological product in relevant pediatric populations. The FDA may waive or defer the requirement for a pediatric assessment, either at a company’s request or by its own initiative, including waivers for certain products not likely to be used in a substantial number of pediatric patients. Unless otherwise required by regulation, products with orphan drug designation are exempt from these requirements for orphan-designated indications with no formal waiver process required. After the FDA evaluates the BLA and the manufacturing facilities, the FDA may issue either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA may issue an approval letter. The FDA’s PDUFA review goal is to review such resubmissions within two or six months of receipt, depending on the type of information included. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and deny approval of a resubmitted BLA. FDA approval of any application may include many delays or never be granted. An approval letter authorizes commercial marketing of the product candidate with specific prescribing information for specific indications. As a condition of BLA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the product outweigh the potential risks. REMS can include Medication Guides, communication plans for healthcare professionals, and also may include elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the biologic. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the biologic’s safety, purity, or potency, which can be costly.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new BLA or a supplemental BLA before the change can be implemented. A supplemental BLA for a new indication typically requires clinical data similar to that in the original application, and the FDA generally uses the same procedures and actions in reviewing a supplemental BLA as it does in reviewing a new BLA. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. For example, quality control and manufacturing procedures must conform, on an ongoing basis, to cGMP requirements, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to spend time, money and effort to maintain cGMP compliance. In addition, new or modified government requirements, including from new legislation, may be established that could delay or prevent regulatory approval of our product candidates under development or affect our ability to maintain product approvals we have obtained.

U.S. market exclusivity

A biological product can obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including some regulatory exclusivity periods tied to patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHSA attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until 12 years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the U.S. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate implementation and impact of the BPCIA is subject to significant uncertainty.

Post-approval requirements

Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP requirements, as well as requirements relating to record keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. Manufacturers of products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

As a condition of BLA approval, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the product. In addition, as a holder of an approved BLA, a company would be required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of its products.

Manufacturers must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems with a product or failure to comply with applicable regulatory requirements after approval may result in serious and extensive restrictions on a product or the manufacturer or holder of an approved BLA, as well as lead to potential market disruptions. These restrictions may include suspension of product manufacturing until the FDA is assured that quality standards can be met, continuing oversight of manufacturing by the FDA under a ‘‘consent decree,’’ which frequently includes the imposition of costs and continuing inspections over a period of many years, as well as possible withdrawal of the product from the market. Other potential consequences include interruption of production, issuance of warning letters or other enforcement letters, refusal to approve pending BLAs or supplements to approved BLAs, product seizure or detention, product recalls, fines, and injunctions or imposition of civil and/or criminal penalties.

In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation, correction, and reporting of any deviations from cGMP and impose reporting and documentation requirements upon a company and any third-party manufacturers that a company may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, such as additional post-market clinical trials to assess new safety risks or distribution-related or other restrictions under a REMS. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Health Care Laws and Regulations

Health care providers, including physicians, and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;
●	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, directly or indirectly, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or making false statements relating to health care matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;
●	the FCPA which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the PPACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.

Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Pharmaceutical Insurance Coverage and Health Care Reform

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated health care costs. Significant uncertainty exists as to the coverage and reimbursement status of drug products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of such product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product candidate that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product candidate could reduce physician utilization once the product candidate is approved. Additionally, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of health care costs also has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drug products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved drug products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more drug products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States.

In March 2010, the United States Congress enacted the PPACA, which, among other things, included changes to the coverage and payment for drug products under government health care programs. The PPACA effected the following changes of importance to our potential product candidates:

●	established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
●	expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
●	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	expanded the types of entities eligible for the 340B drug discount program;
●	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 70% point-of-sale discount off of the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
●	established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since enactment of the PPACA, there have been numerous legal challenges and congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress will likely consider other legislation to replace elements of the PPACA during the next congressional session. Further, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the presidential administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs.

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration, and specifics of the FDA approval of a biological product, some of a sponsor’s U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is composed of a “testing phase” and a “review phase” (also referred to as an “approval phase”). The testing phase begins on the effective date of an IND and ends on the date a BLA or a New Drug Application (“NDA”) is initially submitted to FDA. The review phase is the period between the initial submission of the BLA or NDA and approval. The term of a patent may be extended for a period of time that is the sum of one-half of the time in the testing phase, plus all the time in the review phase, and minus any of the regulatory review period that occurs prior to the patent grant or where the sponsor did not act with due diligence. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, where possible we intend to apply for restoration of patent term for a patent covering the ZB Assets to add, if possible, patent life beyond its current expiration date. The ability to do this will depend on the length of the clinical trials and other factors involved in the filing of the relevant BLA.

Similar provisions for supplementary protection to compensate applicants for regulatory delays also exist in a number of territories, including Europe and Japan. Where possible we intend to apply for supplementary protection for the ZB Assets.

Data and Market Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product.

This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

At the present time, the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until 12 years after the date of first licensure of the reference product.

“First licensure” typically means the initial date the particular product at issue was licensed in the U.S. The date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device, or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate implementation and impact of the BPCIA is subject to significant uncertainty.

In the EEA, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EEA, during a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity.

Another company may market another version of the product if such company obtained a marketing authorization based on a MAA with a completely independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Pediatric Development

A biological product can obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including some regulatory exclusivity periods. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study. Similar provisions are also available in other territories, such as Europe.In the EEA, companies developing a new medicinal product must agree upon a Pediatric Investigation Plan, or PIP, with the EMA’s pediatric committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies (e.g., because the relevant disease or condition occurs only in adults).The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date.

Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) even where the trial results are negative. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Competition

The development and commercialization of new product candidates in the biopharmaceutical industry is highly competitive and is subject to technological advancements resulting in numerous assets within drug classes. The immunology market field is characterized by strong and increasing competition.

Our competitive landscape encompasses a spectrum of entities, ranging from startups to large-cap biopharmaceutical, specialty pharmaceutical, and biotechnology companies. These competitors are dedicated to developing diverse therapeutic modalities tailored for autoimmune diseases, including small molecules, antibodies, and cytotherapy. We believe the key competitive factors that will affect the development and commercial success of the ZB Assets and any future product candidates include safety and efficacy, reliability, dosing and administration convenience, scope of marketing approval, successful protection of intellectual property, reimbursement, and price.

There are a number of large companies that currently market products or are pursuing the development of product candidates for the treatment of the indications that we are pursuing. More established companies may have a competitive advantage over us due to their greater size, resources, and institutional experience. These companies have greater experience and expertise in securing reimbursement, government contracts, relationships with key opinion leaders, conducting testing and clinical trials, obtaining and maintaining regulatory approvals and distribution relationships to market products, and marketing approved drugs. These companies also have significantly greater research and marketing capabilities than we do.

Some of these companies also have greater financial resources, and greater research, development and marketing capabilities than we do and may also have products that are in similar product stages of development and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete.

Tibulizumab. If tibulizumab is approved, competition may arise from approved and non-approved generic immunosuppressive agents. There may be competition from newly approved or non-approved advance line agents in. Currently a variety of therapies are used, including but not limited to, methotrexate, mycophenalate, OFEV® (nintedanib), ACTEMRA® (tocilizumab), brodalumab, BENLYSTA® (belimumab), UPLINZA® (inebilizumab-cdon), and RITUXAN® (rituximab).

Currently, there are two advanced line drugs have FDA approved for the treatment of SSc-ILD: OFEV® (nintedanib) and ACTEMRA® (tocilizumab). There are multiple additional product candidates in development for SSc and/or SSc-ILD. ZB-168. If ZB-168 is approved, competition may arise from various companies and partnerships currently engaged in clinical studies. There are multiple assets in active clinical development targeting the IL-7 or TSLP pathways, including but not limited to: lusvertikimab, bempikibart, verekitug, SAR443765, BSI-045B, and tezepelumab.

Torudokimab. If torudokimab is approved, competition may arise from various companies and partnerships actively engaged in clinical studies targeting IL-33, including but not limited to itepekimab, tozorakimab, astegolimab, MT-2990, 9MW-1911, SSGJ-621, FB-918, QX-007-N and QX-008-N. Other potential competitors include academic institutions, government agencies, and other public and private entities that conduct research, seek patent protection, and establish collaborative arrangements for research development, manufacturing, and commercialization.

Other drugs, non-pharmaceutical therapies, and alternative approaches to indications we may pursue for our drug candidates will compete with us both in the U.S. and elsewhere in the world.

There are also numerous other drugs and product candidates in development for indications for which we might develop our product candidates. Competition may also arise from off-label use of products approved for other indications, products accessed through gray markets, or product candidates available through clinical trials or expanded access.

Corporate History

Business Combination

We were originally known as JATT Acquisition Corp., a Cayman Islands exempted company (“JATT”). On March 20, 2023 (the “Closing Date”), we consummated the previously-announced transactions contemplated by certain Business Combination Agreement, dated June 16, 2022, as amended on September 20, 2022, November 14, 2022, and January 13, 2023 by and among Zura Bio Limited, a limited company incorporated under the laws of England and Wales (“Zura Bio UK”), JATT, JATT Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub”), JATT Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub 2”) and Zura Bio Holdings Ltd, a Cayman Islands exempted company (“Holdco”), following the approval at an extraordinary general meeting of JATT’s shareholders held on March 16, 2023.

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

People and Culture

As of December 31, 2023, we had 15 employees, 14 of whom were full-time, consisting of clinical development, general and administrative, and technical operations. None of our employees is represented by a labor union, and we believe that our relationships with them are good.

We believe that our future success depends upon our continued ability to attract and retain highly skilled employees. We provide competitive salaries and bonuses, opportunities for equity ownership, and an employment package that promotes well-being across all aspects of their lives, including health care and retirement planning. As part of our promotion and retention efforts, we also invest in ongoing employee development.

We also focus on the diversity of our team members and our commitment to inclusion. We value diversity at all levels and continue to extend our diversity and inclusion initiatives across our entire workforce, from working with managers to develop strategies for building diverse teams to promoting the advancement of leaders from different backgrounds.

Legal Proceedings

We are not currently a party to any material legal proceedings. In the ordinary course of business, we may be subject to legal proceedings, claims, and litigation.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (ii) the exemptions from say-on-pay, say-on- frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering (“IPO”), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common equity held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we may adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-public companies instead of the dates required for other public companies.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Available Information

We file annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the SEC. Our filings with the SEC are available on the SEC’s website at www.sec.gov. We also maintain a website at http://www.zurabio.com. We make available, free of charge, in the Investor Relations section of our website, documents we file with or furnish to the SEC, including our annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any exhibits and amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

ITEM 1A. RISK FACTORS

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report and in other documents that we file with the SEC, in evaluating the Company and our business. Investing in our Class A Ordinary Shares involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks that we face. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to Our Limited Operating History, Financial Position, and Capital Requirements

We have a limited operating history, have not initiated, conducted, or completed any clinical trials, and have not taken a product through to commercialization.

We are a clinical-stage company with limited operating history. To be cash flow positive and viable, we must develop (alone or in partnership(s)) and eventually commercialize (alone or in partnership(s)) a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including establishing our business model and key third-party relationships; completing preclinical studies and clinical trials of our product candidates; obtaining marketing approval for product candidates; manufacturing, marketing and selling those products for which we (either alone or in partnership(s)) may obtain marketing approval; satisfying any post-marketing requirements; and otherwise monetizing products, for example by licensing or selling assets or the Company.

Our products are not approved for commercial sale. Since our inception in January 2022, we have incurred significant operating losses and have utilized substantial resources to in-license and plan for development of the ZB Assets, organize and staff our company, and provide other general and administrative support. We have not conducted or completed clinical trials, including global late-stage clinical trials. As is widespread practice in the life sciences industry, we will engage third-party clinical trial organizations to conduct preclinical and clinical trials. We cannot be certain that our planned preclinical and clinical trials will begin or be completed on time or at all. Furthermore, we cannot be certain whether our planned preclinical studies and clinical trials will be on budget or have significant cost overruns. We cannot predict whether product candidates will have the desired activity in the clinical trials or whether any side effects will be tolerable. In addition, we have not yet demonstrated an ability to obtain marketing approvals, manufacture a product to commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization.

Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to arrange for third-party contractors to, do the following with respect to our product candidates:

●	timely file and gain acceptance of investigational new drug applications to commence planned clinical trials or future clinical trials;
●	timely initiate preclinical studies and clinical trials;
●	timely enroll patients in clinical trials;
●	successfully complete all safety and efficacy studies (preclinical and clinical) required to obtain U.S. and foreign regulatory approva;
●	run additional clinical trials or other studies beyond those planned to support the approval and commercialization;
●	identify appropriate human doses for clinical trials and commercial products;
●	successfully manage the prevalence, duration, and severity of potential side effects or other safety issues, if any;
●	obtain a positive readout from the clinical trials regarding therapeutic activity;
●	successfully demonstrate safety and efficacy to the satisfaction of the FDA, EMA, or similar foreign regulatory;
●	obtain the timely receipt of necessary marketing approvals from the FDA, EMA, and similar foreign regulatory authorities;
●	manufacture sufficient volume and quality of clinical trial materials to enable the completion of our planned clinical trials;
●	establish manufacturing capabilities or make arrangements with third-party manufacturers for future clinical supply and commercial manufacturing;
●	launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
●	obtain and maintain acceptance of the products, if and when approved, by patients, the medical community, and third-party payors;
●	position our products to effectively compete with other therapies;
●	obtain and maintain coverage and reimbursement for our products;
●	maintain a continued acceptable safety profile following approval;
●	obtain and maintain regulatory exclusivity;
●	obtain and maintain patent and trade secret protection;
●	enforce and defend our intellectual property rights and claims.

Furthermore, third parties may allege that they have intellectual property rights that would block our commercial activities and we may need to seek a license, which may not be available or may not be available at a reasonable price. We may also have a contractual dispute, such as a dispute related to patent inventorship or ownership, which may take significant resources, including the management team’s time, to resolve.

Due to the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, if any, the extent of any further losses or if or when we might achieve profitability. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history or track record of relative success. We may never succeed in these activities and, even if we succeed in commercializing the ZB Assets, we may never generate revenue that is significant enough to justify the investment in development, achieve profitability or otherwise successfully monetize product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we may continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable or otherwise successfully monetize the products could decrease the value of our shares and impair our ability to raise capital, reduce or eliminate our research and development efforts, or prevent the expansion of our business, or discontinue our operations. Further, we may encounter unexpected expenses, challenges and complications from known and unknown factors such as a global pandemic.

We have incurred losses since inception, and we expect to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future. We have not generated any revenue from the ZB Assets and may never generate revenue or become profitable.

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront costs and capital expenditures over a multi-year timeframe, and ultimately involve a risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. We have no products approved for commercial sale, we have not generated any revenue to date, and we continue to incur research and development and other expenses related to our ongoing operations. We do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval from the FDA, EMA and similar foreign regulatory authorities of, and then successfully commercialize, the ZB Assets in one or more indications in one or more territories. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. If we are unable to raise further capital in the near-term, or partner with third parties that fund all or the vast majority of our costs and capital expenditures, then we may be unable to continue operations. We do not expect to generate sufficient revenue through any means to fully fund our operations in the near-term. We cannot assure you that any additional financing that we are able to raise would not have a dilutive impact on your ownership interest in the Company.

We have incurred net loss of $60.4 million for the fiscal year ended December 31, 2023. We expect to continue to incur significant losses for the foreseeable future. Even after finding a means to fund the foreseeable, and unforeseeable, costs to develop our product candidates, thereafter, the progress of our development, and the clinical results achieved, will affect, positively or negatively, the value of our company and accordingly our ability to raise capital. Favorable results may increase the value of the company, increasing our ability to raise capital. Unfavorable results are likely to decrease the value of the company and could impair our ability to raise more capital, which is necessary to maintain our research and development efforts, expand our business and/or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our recurring losses from operations and financial condition could raise substantial doubt about our ability to continue.

We expect to fund our operations from existing proceeds as well as through the future sale of equity, debt, borrowing under credit facilities or through potential collaborations with other companies or other strategic transactions.

If we need to raise additional capital and are unable to do so, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. In the future, in our own required quarterly assessments, we may conclude that there is a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue.

If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our development programs or future commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval from the FDA, EMA, and similar foreign regulatory authorities for, the ZB Assets. Even if one or more of the ZB Assets are approved for commercial sale, we anticipate incurring costs associated with sales, marketing, manufacturing and distribution activities to launch the ZB Assets. Our expenses could increase beyond expectations if we are required by the FDA, EMA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of the ZB Assets. Our future capital requirements depend on many factors, including factors that are not within our control. Based on our current operating plan, we believe our existing cash, cash equivalents and short-term marketable securities, will be sufficient to fund our operations through 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

We do not have any committed external sources of funds and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financing, collaborations and licensing arrangements or other sources. Such financing may dilute our shareholders or the failure to obtain such financing may restrict our operating activities. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a shareholder. Debt financing may result in the imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to future collaborations with third parties, we may have to relinquish valuable rights to the ZB Assets, or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by potential worsening global economic and political conditions and volatility in the credit and financial markets in the United States and worldwide. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

Our business relies on certain rights licensed from Pfizer and Lilly that can be terminated in certain circumstances. If we breach the agreements, or if we are unable to satisfy our obligations under which we license rights to the ZB Assets, we could lose the ability to develop and commercialize one or more of the ZB Assets.

Our ability to develop and commercialize the ZB Assets is dependent on the use of certain intellectual property and regulatory rights licensed to us from Pfizer (for ZB- 168) and Lilly (for torudokimab and tibulizumab). The licenses set forth certain terms and conditions for maintaining the licenses. In the event that the terms and conditions are not met or we become insolvent or bankrupt, the licenses may be terminated and we will no longer be able to develop and commercialize one or more of the ZB Assets. See “Business — License Agreements — Lilly-Z33 License” and “Business — License Agreements — Lilly-ZB17 License”; “Business — License Agreements — Pfizer Agreement”. Further, a wholly owned Pfizer subsidiary is the owner of certain intellectual property licensed to us from Pfizer for ZB-168. The confirmatory three-way license agreement provides Pfizer the necessary rights to give effect to the Pfizer License. See “Business — License Agreements — Pfizer Agreement”

If there is any dispute with Pfizer or Lilly regarding our rights under the Pfizer Agreement or the Lilly Licenses, including if we are unable to meet our milestone obligations or become insolvent or bankrupt, our ability to develop and commercialize one or more of the ZB Assets may be adversely affected. Any uncured, material breach by us under the Pfizer Agreement or the Lilly Licenses could result in our loss of exclusive rights to one or more of the ZB Assets and may lead to a complete termination of our product development efforts for one or more of the ZB Assets.

Due to the significant resources required for the development of the ZB Assets, we must prioritize the pursuit of treatments for certain indications. We may expend our limited resources to pursue a particular indication and fail to capitalize on indications that may be more profitable or for which there is a greater likelihood of success.

We intend to develop treatments for patients with serious immune system disorders. Due to financial or other constraints, we may be required to limit the scope of our development plans. In the event that we are required to limit our development plans for one or more of the ZB Assets, we may be unable to initiate clinical trials with the same scope that we otherwise intended to pursue, or the geographies in which we initiate such trials.

Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular indications may not lead to the development of any viable commercial product and may divert resources away from other opportunities (including other indications) that later prove to have greater commercial potential or a greater likelihood of success. Even if the primary endpoints of such trials are met for one or more of the ZB Assets, there is no guarantee that such findings will justify initiation of Phase 3 trials. Even if the ZB Assets successfully conclude Phase 3 and other necessary clinical trials, and thereafter receive(s) marketing approval, they may not achieve market acceptance or commercial success. If we do not accurately evaluate the commercial potential or target market for the ZB Assets, we may relinquish valuable rights through future collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights. We may make incorrect determinations regarding the viability or market potential of the ZB Assets or misread trends in our industry. Finally, our contractual obligations to make milestone payments to Pfizer and Lilly may impact our ability to fund the development of one or more of the ZB Assets.

We may in the future license additional assets, which may require us to expend additional resources and raise additional capital.

We may execute additional transactions to add to our pipeline. We have not yet entered into any agreements for any such in-licensing transactions. In the event that we do enter into any additional in-license agreements, it is likely that we will need to expend additional resources and raise additional capital. The ability to do so, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to fund our needs.

Risks Related to Anticipated Timing for Initiation, Enrollment, and Completion of Any Planned or Future Clinical Trials

We may not be able to initiate clinical trials if drug product is not timely available at clinical trial sites.  We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible participants to participate in these trials to conclusion as required by the FDA or foreign regulatory authorities. Additionally, certain clinical trials for our product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible participants or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants.

Participant enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit participants. Participant enrollment and retention in clinical trials depends on many factors, including the size and nature of the patient population, the severity of the disease under investigation, the nature of the trial protocol, the existing body of safety and efficacy data for the product candidate, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of participants to clinical sites, the eligibility criteria for the trial, the ability to adequately monitor participants during a clinical trial, clinicians’ and participants’ perceptions as to the potential advantages of the product candidate being studied, and the risk that participants will drop out of a trial before completing all site visits. There are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner, particulraly for any rare diseases we are pursuing.

Furthermore, a number of factors could delay or prevent potential participants from participating in our clinical trials. For example, our efforts to build relationships with health care providers or patient communities may not succeed, which could result in delays in participant enrollment in our clinical trials. Delays or failures in planned participant enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. In addition, natural disasters or public health epidemics may delay or prevent participants from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us or our partners from completing our clinical trials at all, and harm our ability to obtain approval. Further, if participants drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

Risks Related to the Clinical Development and Commercialization of Our Product Candidates

Statements included in this annual report on Form 10-K concerning clinical trials of the ZB Assets have not been reviewed, furnished or endorsed by Pfizer or Lilly, and Pfizer and Lilly have not certified and do not certify any information included herein.

We have never successfully completed the regulatory approval process for any product candidates and we may be unable to do so for any product candidates we develop.

We have not yet demonstrated our ability to obtain regulatory approvals or arrange for a third party to do so on our behalf. If we are required to conduct additional preclinical studies or clinical trials of the ZB Assets beyond those that we currently contemplate, if we are unable to successfully complete preclinical studies or clinical trials of the ZB Assets, or if the corresponding results are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining regulatory approval from the FDA, EMA or other regulatory authorities for our product candidates;
●	not obtain regulatory approval at all and lose our right and ability under our license from Pfizer to further develop and commercialize the ZB Assets;
●	obtain regulatory approval for indications or patient populations that are not as broad as intended or desired;
●	continue to be subject to post-marketing testing requirements from the FDA, EMA or other regulatory authorities; or
●	have the product removed from the market after obtaining regulatory approval.

We are substantially dependent on the success of the ZB Assets, and our anticipated clinical trials of the ZB Assets may not be successful.

Our future success is substantially dependent on our ability to successfully develop the ZB Assets for future marketing approval, and then successful commercialization.

In 2015, ZB- 168 was placed on clinical hold (an order issued by the United States FDA to the sponsor of an investigational new drug application to delay or to suspend a clinical investigation) due to concern regarding IL- 7Rα expression on certain cell types within the lung and “insufficient information to address the potential risk that RN168 treatment poses to the respiratory system in humans.” The clinical hold was not the result of any adverse events or safety findings emerging from the ongoing clinical studies. Pfizer’s response to the clinical hold included conducting additional non-clinical experiments, a review of IL- 7Rα expression in the lung, and proposed pulmonary monitoring plans for future clinical trials, and a detailed assessment of adverse events in the clinical trials conducted to date. The clinical hold was lifted in 2016 with the following conditions/requirements: before enrolling children in studies with ZB- 168, data should be submitted supporting that the potential benefits justify the potential risks. We have subsequently received FDA written responses in September 2023, to our pre-IND application, acknowledging that the completed non-clinical studies appear reasonable to support moving forward to a phase 2 study in alopecia areata.

The ZB Assets will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment, and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote the ZB Assets before we receive marketing approval from the FDA, EMA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of the ZB Assets will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, the manufacturing, marketing, distribution and sales efforts of any third parties with whom we choose to collaborate in the future. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of the ZB Assets, even if approved. If we are not successful in commercializing the ZB Assets, or are significantly delayed in doing so, our business will be materially harmed.

We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our successful completion of clinical trials, our receipt of marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for the ZB Assets if we are unable to locate and enroll a sufficient number of eligible patients to participate in trials. Patient enrollment may be affected by various factors, including if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as the ZB Assets, and patients instead enroll in such clinical trials. Our inability to enroll a sufficient number of patients would result in significant delays in completing clinical trials or receipt of marketing approvals and increased development costs or may require us to abandon one or more clinical trials altogether.

The results of preclinical studies and early clinical trials of the ZB Assets may not be predictive of the success of our later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA, or other foreign regulatory authorities.

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that the ZB Assets are safe and effective before we can seek marketing approval. Demonstrations of efficacy or an acceptable safety profile in prior preclinical studies of the ZB Assets do not mean that future clinical trials will yield the same results, and the translational work that we need to conduct may fail. For instance, we do not know whether the ZB Assets will perform in future preclinical studies or clinical trials as the ZB Assets have performed in preclinical studies and early clinical trials conducted by Pfizer and/or Lilly, as applicable.

The ZB Assets may fail to demonstrate in later-stage clinical trials sufficient safety and efficacy to the satisfaction of the FDA, EMA, and other foreign regulatory authorities despite having progressed through preclinical studies and earlier stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety or efficacy results in preclinical studies or earlier-stage trials, which could prevent us from conducting the clinical trials we currently anticipate. There is no guarantee that the FDA, EMA, and other foreign regulatory authorities will consider the data obtained from prior trials sufficient to allow us to initiate clinical trials within the timelines we anticipate, or at all. Even if we are able to initiate our planned clinical trial on schedule, there is no guarantee that we will be able to complete such trial on the timelines we anticipate or that such trial will produce positive results. Any limitation on our ability to conduct clinical trials could delay or prevent regulatory approval or limit the size of the patient population that can be treated by the ZB Assets, if approved.

Preclinical and clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results.

Our clinical trials may not be conducted as planned or completed on schedule, if at all, and a failure of one or more clinical trials can occur at any stage. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and the outcome of preclinical studies and early-stage clinical trials for a product candidate for a particular indication may not be predictive of the success of preclinical studies and early-stage clinical trials for the same product candidate for a different indication. Unexpectedly favorable results for the standard of care in any Phase 2 or Phase 3 trial could lead to unfavorable comparisons to the ZB Assets. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of an investigational new drug application (“IND”) or similar application will result in the FDA, EMA, or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate timely or sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required institutional review board (“IRB”) approval at each clinical trial site; failure to requalify drug substance or drug product for use in clinical trials; failure to demonstrate comparability of drug substance or drug product for regulatory authorization; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of the ZB Assets for use in clinical trials, or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements (“GCPs”) or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (“CMO”) and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; delays or failure in completing technology transfer for the ZB Assets; delays or failure in obtaining or releasing drug substance or drug product from licensors or third parties; licensors or third parties being unwilling or unable to perform quality control testing of drug substance or drug product; licensors or third parties being unwilling or unable to provide a right of reference to preclinical, manufacturing or clinical data for the ZB Assets; and licensors or third parties being unwilling or unable to satisfy their contractual obligations to us.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board, if any, for such clinical trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the ZB Assets, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we are required to conduct additional clinical trials or other testing of the ZB Assets beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of the ZB Assets, if the results of these trials are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs.

Preliminary, interim data from our clinical trials that we announce or publish may change as more patient data become available and are subject to audit and verification procedures.

From time to time, we may publicly disclose preliminary data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. We might also make assumptions, estimations, calculations and conclusions as part of our analyses of these data without the opportunity to fully and carefully evaluate complete data. As a result, the preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated or subsequently made subject to audit and verification procedures.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the ZB Assets and our company in general. In addition, the information we choose to publicly disclose regarding a particular preclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the preliminary or interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, the ZB Assets may be harmed, which could harm our business, operating results, prospects or financial condition.

We may develop the ZB Assets in combination with other therapies, which exposes us to additional risks related to other agents or active pharmaceutical or biological ingredients used in combination with our product candidates.

In the future, we may develop the ZB Assets to be used with one or more approved therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or other regulatory authorities could revoke approval of the therapy used in combination with our product candidates or that safety, efficacy, intellectual property, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially.

If the FDA or other regulatory authorities revoke their approval of these other therapies or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the therapies we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval.

We may also evaluate our future product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA or other regulatory authorities. We will not be able to market any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval. In addition, unapproved therapies face the same risks described with respect to our product candidates, including the potential for serious adverse effects, delays in clinical trials and lack of FDA approval.

The ZB Assets may have a safety profile that could prevent regulatory approval, marketing approval or market acceptance, or limit commercial potential.

Patients in previous trials for the ZB Assets experienced adverse events. If the ZB Assets are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or INDs, we may need to interrupt, delay or abandon development or limit development to more narrow uses or subpopulations in which such potential undesirable side effects or other characteristics may be less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trials or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the ZB Assets and may adversely affect our business, financial condition and prospects significantly.

Additionally, if the ZB Assets receive marketing approval, we or others may later identify undesirable side effects or adverse events caused by the ZB Assets. In such cases, regulatory authorities may suspend, limit or withdraw approvals of or seek an injunction against their manufacture or distribution, require additional warnings on the label, including “boxed” warnings, or issue safety alerts, require press releases or other communications containing warnings or other safety information, require us to change the way the ZB Assets is administered or conduct additional clinical trials or post-approval studies, require us to create a risk evaluation and mitigation strategy (“REMS”) which could include a medication guide outlining the risks of such side effects for distribution to patients or impose fines, injunctions or criminal penalties. We could also be sued and held liable for harm caused to patients, and our reputation may suffer. Any of these events could prevent us from achieving or maintaining market acceptance of the ZB Assets, if approved, and could seriously harm our business.

The ZB Assets are protein therapeutics and thus carry the risk of provoking immune responses. For example, the formation of anti-drug antibodies (“ADA”) were observed in the majority of patients who were dosed with ZB-168 in a phase 1b trial in T1D mellitus, including 54.5% of patients who developed neutralizing ADA. Although these ADAs did not appear to affect drug concentrations based on visual inspection, there can be no assurance that ADAs will not develop in future studies that may reduce exposure or lead to adverse safety events. The development of ADA could also trigger hypersensitivity reactions that manifest as serious adverse events for the ZB Assets, including but not limited to anaphylaxis. If patients experience adverse events, including anaphylaxis, our trials could be delayed or stopped and our development programs may be halted entirely if this is observed during clinical development. Even if ADAs are not detected in early clinical trials, they may be detected after product launch and may significantly reduce the commercial potential or even result in the product being pulled from the market.

Risks Related to our Dependence on Third Parties or Their Actions

We intend to rely on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We do not currently have the ability to independently conduct preclinical studies or clinical trials required to develop our product candidates. We intend to rely on CROs, clinical trial sites, and other third parties to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We intend to rely upon CROs and others to monitor, manage, and report data for our clinical trials, which includes biostatistical analysis and programming. Our reliance on the CROs and others will not relieve us of our regulatory responsibilities.

We, our CROs, and other third parties we might engage will be required to comply with good laboratory practices (GLPs) and GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators, and clinical trial sites. Although we will rely on CROs and others to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with our investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs and others does not relieve us of our regulatory responsibilities. If we, CROs and other third parties we engage fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials for approval. Accordingly, if our CROs or others fail to comply with these regulations or fail to recruit a sufficient number of participants, we may be required to repeat clinical trials, which would delay the regulatory approval process.

While we will have agreements governing their activities, CROs and other third parties we engage will not be our employees, and we will not control whether or not they devote sufficient time and resources to our programs. These CROs and others may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other product development activities which could harm our business. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs and others, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. In addition, certain of our agreements with CROs or other third parties provide for monetary and other limitations on their liability. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates.

If our relationships with any CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can negatively impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a negative impact on our business, financial condition, and prospects.

In addition, investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and an investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of product approval.

We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of our product candidates. Reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost.

We have no or limited experience in drug formulation or manufacturing as a company, and we do not own or operate, and we do not expect to own or operate, facilities for drug manufacturing, storage and distribution, or testing. We will be dependent on third parties to manufacture the clinical supplies of our product candidates.

Further, we also will rely on third-party manufacturers to supply us with sufficient quantities of our product candidates, to be used, if approved, for commercialization. We do not have long-term supply agreements or commitments with a manufacturer to produce raw materials, active pharmaceutical ingredients or the finished products of our product candidates or the associated packaging. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. For example, adverse macroeconomic or geopolitical developments such as a health epidemic or pandemic, or the ongoing conflicts in Ukraine and the Middle East, could impact our ability to procure sufficient supplies for the development of our products and product candidates. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

Our reliance on third-party manufacturers entails various risks, some of which we would not be subject to if we manufactured product candidates ourselves, including:

●	inability to meet our drug specifications and quality requirements consistently;
●	delay or inability to procure or expand sufficient manufacturing capacity;
●	issues related to scale-up of manufacturing;
●	costs and validation of new equipment and facilities required for scale-up;
●	failure to comply with cGMP or similar foreign standards;
●	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
●	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
●	reliance on single sources for drug components or finished drug product;
●	lack of qualified backup suppliers for components or finished drug product purchased from a sole or single source supplier;
●	misappropriation of proprietary information, including our trade secrets and know-how;
●	the mislabeling of clinical supplies, potentially resulting, e.g., in the wrong dose amounts being supplied or study drug or placebo not being properly identified;
●	clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions;
●	operations of our third-party manufacturers or suppliers being disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
●	carrier disruptions or increased costs that are beyond our control.

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

Risks Related to Our Intellectual Property

Our business relies on certain licensing rights from Pfizer for ZB-168 that can be terminated in certain circumstances. If we breach the agreement, or if we are unable to satisfy our obligations under which we license rights to torudokimab from Pfizer, we could lose the ability to develop and commercialize ZB-168.

We are party to a license agreement with Pfizer under which we were granted rights to certain patents, know-how and technology that are important and necessary to our business, including for ZB-168. Our rights to use these patents and employ the inventions claimed therein, as well as the exploitation of licensed technology and know-how, are subject to the continuation of, and our compliance with, the terms of our license agreement.

Our license agreement with Pfizer imposes upon us various diligence, payment and other obligations, including as described in the section entitled “Business — License Agreements — Pfizer Agreement.”

If we fail to comply with any of our obligations under the Pfizer Agreement, or we are subject to a bankruptcy or dissolution, Pfizer may have the right to terminate the license agreement, in which event we would not be able to market any ZB-168 product.

We are heavily reliant upon the license from Pfizer to certain patent rights that are important or necessary to the development of ZB-168. Pfizer retains all rights not expressly granted by the license as well as retaining rights to make, have made, use and import ZB-168 or any products containing ZB-168 for all internal research, development and regulatory purposes, except that Pfizer does not have the right to conduct clinical trials to develop ZB-168 or any products containing ZB-168.

We are responsible for filing, prosecuting (including in connection with any reexaminations, oppositions and the like) and maintaining the licensed patent rights and to provide Pfizer a reasonable opportunity to review and comment on proposed submissions to any patent office and reasonably consider any comments provided by Pfizer. We must notify Pfizer prior to permitting any patent right to go abandoned. Pfizer may then choose at its option to continue prosecution or maintenance of said patent right and the license granted to us will become nonexclusive as to that right. The patents and patent applications licensed by Pfizer were not drafted by us or our attorneys, and we have not controlled or had any input into the prosecution of these patents and patent applications. We cannot be certain that drafting or prosecution of those patents and patent applications were conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents.

Pursuant to the Pfizer Agreement, we are required to prepare a development plan and use Commercially Reasonable Efforts (as that term is defined in the Pfizer Agreement) to develop and seek regulatory approval for ZB-168 in several countries and then to commercialize each product where regulatory approval is obtained. If we fail to comply with the obligations under our license agreement, or if we use the licensed intellectual property in an unauthorized manner, we may be required to pay damages and Pfizer may have the right to terminate the license. If our license agreement is terminated, we may not be able to develop, manufacture, market or sell the product candidate covered by our agreement and those being tested or approved in combination with such product. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement.

Pursuant to the Pfizer Agreement, we have the first right, but not the obligation, to enforce the licensed patents at our expense. Without Pfizer’s consent, we may not settle any such initiated litigation that would (i) adversely affect the validity, enforceability or scope of any of the licensed patent rights, (ii) give rise to liability of Pfizer or its Affiliates, (iii) admit non-infringement of any licensed patent rights, or (iv) otherwise impair Pfizer’s rights in any licensed technology or the license agreement. If we decide not to enforce the licensed patents, our licensor has the option to enforce them and may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than is desirable. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

Our business relies on certain licensing rights from Lilly for torudokimab that can be terminated in certain circumstances. If we breach the agreement, or if we are unable to satisfy our obligations under which we license rights to torudokimab from Lilly, we could lose the ability to develop and commercialize torudokimab.

Our ability to continue to develop and commercialize torudokimab is dependent on the use of certain intellectual property that is licensed to us from Lilly. The license sets forth certain terms and condition for maintaining the license. In the event that the terms and conditions are not met or we become insolvent or bankrupt, the license may be terminated and we will no longer be able to develop and commercialize torudokimab.

The Lilly-Z33 License Agreement imposes upon us various diligence, payment and other obligations, as described in the section entitled “Business — License Agreements — Lilly-Z33 License”.

If we fail to comply with any of our obligations under the Lilly-Z33 License, Lilly may have the right to terminate the license agreement, in which event we would not be able to market any torudokimab product.

If there is any dispute with Lilly regarding our rights under the Lilly-Z33 License, including if we are unable to meet our milestone obligations or become insolvent or bankrupt, our ability to develop and commercialize torudokimab may be adversely affected. Any uncured, material breach by us under the Lilly-Z33 License could result in our loss of exclusive rights to torudokimab and may lead to a complete termination of our product development efforts for torudokimab.

Our business relies on certain licensing rights from Lilly for tibulizumab that can be terminated in certain circumstances. If we breach the agreement, or if we are unable to satisfy our obligations under which we license rights to tibulizumab from Lilly, we could lose the ability to develop and commercialize tibulizumab.

Our ability to continue to develop and commercialize tibulizumab is dependent on the use of certain intellectual property that is licensed to us from Lilly. The license sets forth certain terms and conditions for maintaining the license. In the event that the terms and conditions are not met or we become insolvent or bankrupt, the license may be terminated and we will no longer be able to develop and commercialize tibulizumab.

Our license agreement with Lilly for tibulizumab imposes upon us various diligence, payment and other obligations, as described in the section entitled “Business — License Agreements — Lilly-ZB17 License.”

If we fail to comply with any of our obligations under the Lilly-ZB17 License, Lilly may have the right to terminate the license agreement, in which event we would not be able to market any tibulizumab product.

If there is any dispute with Lilly regarding our rights under the Lilly-ZB17 License, including if we are unable to meet our milestone obligations or become insolvent or bankrupt, our ability to develop and commercialize tibulizumab may be adversely affected. Any uncured, material breach by us under the Lilly-ZB17 License could result in our loss of exclusive rights to tibulizumab and may lead to a complete termination of our product development efforts for tibulizumab.

Intellectual property disputes may impact our business and/or our ability to develop and commercialize the ZB Assets

Disputes may arise regarding intellectual property subject to, and any of our rights and obligations under, any license or other strategic agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the extent to which our technology and processes infringe, misappropriate or violate the intellectual property of the licensor that is not subject to the license agreement;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	the sublicensing of patent and other rights to third parties under any such agreement or collaborative relationships;
●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
●	the priority of invention of patented technology.

In addition, the agreements under which we license intellectual property or technology to or from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidate.

Our business also would suffer if any current or future licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing, misappropriating or otherwise violating the licensor’s rights.

In addition, if we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to seek alternative options, such as developing new product candidates with design-around technologies, which may require more time and investment, or abandon development of the relevant research programs or product candidates and our business, financial condition, results of operations and prospects could suffer.

Our ability to protect our patents and other proprietary rights is uncertain, exposing us to the possible loss of competitive advantage.

Our success depends in large part on our ability to obtain and maintain patent protection for the ZB Assets and their uses, components, formulations, methods of manufacturing and methods of treatment, as well as our ability to operate without infringing on or violating the proprietary rights of others. We have licensed rights, including composition of matter patent families, related to the ZB Assets. Licensing assets from third parties involves technical and scientific due diligence to assess the opportunity, the strength of the intellectual property protection for the asset and the ability to commercialize the asset. This due diligence is usually conducted over a relatively short period of time. It can be difficult to identify all the issues relevant to the assessment. Failure to identify all the relevant issues can impact negatively on the value of the asset.

Our intellectual property strategy is, where appropriate, to file new patent applications on inventions, including improvements to existing products/ candidates and processes to improve our competitive edge or to improve business opportunities. We continually assess and refine our intellectual property strategy to ensure appropriate protection and rights are secured. Thus, we may be able to file patent applications in the United States and abroad related to our novel discoveries and technologies, for example new uses/methods of treatment, new formulations and improvements to manufacturing methods, that are important to our business, as opportunities arise.

Identifying and seeking patent protection is expensive and time consuming and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner or in all jurisdictions where protection may be commercially advantageous, or we may financially not be able to protect our proprietary rights at all. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information we regard as proprietary. Where possible, we seek to file for patent protection in commercial jurisdictions relevant to the product or technology; however, this is assessed on a case-by-case basis.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our future patent applications may not result in patents being issued which protect our technology or product candidates or which do not effectively prevent others from commercializing competitive technologies and product candidates. The patent examination process may require us or our licensors to narrow the scope of the claims of our or our licensors’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent application or certain patent claims from being issued.

The issuance of a patent does not ensure that it is valid or enforceable. Therefore, even if we are issued a patent, it may not be valid or enforceable against third parties. Issued patents may be challenged, narrowed, invalidated or circumvented. In addition, court decisions may introduce uncertainty in the enforceability or scope of patents owned by pharmaceutical and biotechnology companies. Thus, any of our patents, including patents that we may rely on to protect our market for approved products, may be held invalid or unenforceable by a court.

Because patent applications in the United States, Europe and many other jurisdictions are typically not published until 18 months after filing, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we or our licensors were the first to make the inventions claimed in our issued patents or future patent applications, or that we or our licensors were the first to file for protection of the corresponding inventions. As a result, we may not be able to obtain or maintain protection for certain inventions. Such patent protection may be of insufficient scope to achieve our business objectives.

In addition, the issuance of a patent does not necessarily give us the right to practice the patented invention. Third parties may have blocking patents that prevent marketing of our products or working our own technology. We endeavor to identify early third-party patents and patent applications which may be block a product or technology, to minimize this risk. However, relevant patents or patent applications may be overlooked or missed, which may in turn impact our ability to commercialize the ZB Assets.

The term of a patent depends upon the laws of the country in which it is issued. In most jurisdictions, including the United States, Europe, China and Japan, the basic patent term is 20 years from the earliest filing date of a non-provisional patent application, subject to the payment of renewal fees. Some jurisdictions, including the United States, Europe and Japan, provide for up to an additional five years as a patent term extension for therapeutic products that require marketing approval. The requirements for this supplementary protection are set by the relevant authorities in the given jurisdiction. Products approved before the expiry of the basic patent term may benefit from such a patent term extension. It is our strategy to apply for such supplementary protection, where possible.

In addition to patent protection, statutory provisions in the United States, Europe and other jurisdictions may provide a period of clinical data exclusivity which may be followed by an additional period of market exclusivity to compensate for the time required for regulatory approval of our product candidates. Once the relevant criteria are satisfied, the protection applies. The length of protection depends on the jurisdiction and may also depend on the type of therapy.

Third parties may seek to market “similar” versions of our approved products, if any. Alternatively, third parties may seek approval to market their own products, similar or otherwise, that compete with our products. We may not be able to block the commercialization of these products, which may erode our commercial position in the marketplace.

If disputes over intellectual property and other rights that we have licensed, own in the future or co-own in the future prevent or impair our ability to maintain our licensing or exclusivity arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidate.

We enjoy only limited geographical protection with respect to our licensed patents and may not be able to protect our intellectual property rights throughout the world.

We may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets and other intellectual property. Filing, prosecuting and defending patents worldwide can be prohibitively expensive and our intellectual property rights in some foreign jurisdictions may be less extensive than those in the United States.

The life of a patent and the protection it affords is limited. For example, in the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest US non-provisional filing date. In Europe, the expiration of an invention patent is 20 years from its filing date. Certain US patents have a longer patent term pursuant to patent term adjustment (35 U.S.C. §154(b)).

Our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries. For example, we may lack patent protection or pending patent applications in manufacturing countries such as China, India, and Singapore.

Even if patents are granted, they may be difficult to enforce in certain countries, for example, in China. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business and financial condition may be adversely affected.  Many countries also limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements.

Periodic maintenance and annuity fees on any issued patent are due to be paid to the United States Patent and Trademark Office (“USPTO”) and foreign patent agencies over the lifetime of a patent. In addition, the USPTO and other foreign patent agencies require compliance with a number of procedural, documentary, and other similar provisions during the patent application process. While an inadvertent failure to make payment of fees or to comply with such provisions can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which such non-payment or non-compliance will result in the abandonment or lapse of the patent or patent application, and the partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, and non-payment of fees and failure to properly legalize and submit formal documents within prescribed time limits. If we or our licensors fail to maintain the patents and patent applications covering our product candidates or if we or our licensors otherwise allow our patents or patent applications to be abandoned or lapse, our competitors might be able to enter the market, which would hurt our competitive position and could impair our ability to successfully commercialize our product candidates.

Issued patents covering one or more of our product candidates could be found invalid or unenforceable.

Any issued patents that we may license or own covering the ZB Assets could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the USPTO. We may be subject to claims challenging the inventorship, validity, or enforceability of our patents and/or other intellectual property. Finally, changes in US patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect the ZB Assets. Further, if we encounter delays in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market the ZB Assets under patent protection would be reduced. Thus, the patents that we own and license may not afford us any meaningful competitive advantage.

Moreover, we or our licensors may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or the ZB Assets and compete directly with us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize the ZB Assets.

We may not be able to maintain or enforce trade secret protection for our product candidates

In addition to seeking patents, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position. In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors and those affiliated with or controlled by state actors. In addition, while we undertake efforts to protect trade secrets and other confidential information from disclosure, others may independently discover trade secrets and proprietary information, and in such cases, we may not be able to assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed confidential information of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

As is common in the biotechnology and pharmaceutical industries, we employ individuals and engage the services of consultants who previously worked for other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers, or that our consultants have used or disclosed trade secrets or other proprietary information of their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A Ordinary Shares. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

Patent terms may not protect our competitive position with respect to the ZB Assets for an adequate amount of time.

The life of a patent, and the protection it affords, is limited. Once patents covering the ZB Assets have expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our licensed and owned patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, our business may be materially harmed.

In the United States, the patent term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. However, a patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drugor its use it may be extended. Similar provisions are available in Europe and certain other non-United States jurisdictions to extend the term of a patent that covers an approved drug.

If and when the ZB Assets receive FDA approval, we expect to apply for patent term extension on patents covering those ZB Assets, there is no guarantee that the applicable authorities will agree with our assessment of whether such extension should be granted, and even if granted, the length of such extension. We may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request. If we are unable to obtain any patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the expiration of our patent rights, and our business, financial condition, results of operations and prospects could be materially harmed.

It is possible that we will not obtain patent term extension under the Hatch-Waxman Act for a U.S. patent covering one or more of the ZB Assets even where that patent is eligible for patent term extension, or if we obtain such an extension, it may be for a shorter period than we had sought.

There are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Licensed Biological Products with Reference Product Exclusivity and Biosimilarity or Interchangeability Evaluations (also known as the “Purple Book”), a searchable, online database that contains information about biological products, including biosimilar and interchangeable biological products, licensed (approved) by the FDA under the Public Health Service (PHS) Act. We may be unable to obtain patents covering those ZB Assets that contain one or more claims that satisfy the requirements for listing in the Purple Book. Even if we submit a patent for listing in the Purple Book, the FDA may decline to list the patent, or a manufacturer of biosimilar or interchangable drugs may challenge the listing. If the ZB Assets are approved and patents covering the ZB Assets are not listed in the Purple Book, a manufacturer of biosimilar or interchangablable drugs would not have to provide advance notice to us of any abbreviated new drug application filed with the FDA to obtain permission to sell a biosimilar or interchangable version of either of the ZB Assets.

Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect the ZB Assets.

Changes in either the patent laws or interpretation of patent laws in the United States, including patent reform legislation such as the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) could increase the uncertainties and costs surrounding the prosecution of our future owned and in-licensed patent applications and the maintenance, enforcement or defense of our owned and in-licensed patents. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent US Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and altered the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future legislation by the US Congress, decisions by the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future. For example, in the case Amgen v. Sanofi, the Supreme Court held broad functional antibody claims invalid for lack of enablement. Similarly, in the case Juno v. Kite, the Federal Circuit held genus claims directed to CAR-T cells invalid for lack of written description for failing to provide disclosure commensurate with the scope of the claims. While we do not believe that any of the patents licensed or owned by us will be found wholly invalid based on these decisions, we cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, changes in the patent laws of other jurisdictions could adversely affect our ability to obtain and effectively enforce our patent rights, which would have a material adverse effect on our business and financial condition.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market the ZB Assets.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant third-party patents, the scope of said patent claims or the expiration of relevant patents, are complete, accurate or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of the ZB Assets. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. Our determination of the expiration date of any patent that we consider relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market the ZB Assets.

In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our patents or our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering the ZB Assets or technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could require us to obtain rights to patents covering such technologies.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances where we are unable to negotiate such ownership rights.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing the ZB Assets or as a result of questions regarding co-ownership of potential joint inventions. Arbitration or litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, arbitration or litigation could result in substantial costs and be a distraction to management and other employees.

We may be subject to patent infringement claims or may need to file claims to protect our intellectual property, which could result in substantial costs and liability and prevent us from commercializing the ZB Assets.

Because the intellectual property landscape in the biotechnology industry is rapidly evolving and is interdisciplinary, it is difficult to conclusively assess our freedom to operate without infringing on or violating third-party rights. If a third party successfully brings a claim against us, we may be required to pay substantial damages, be forced to abandon the ZB Assets and/or seek a license from the patent holder. In addition, any intellectual property claims (e.g., patent infringement or trade secret theft) brought against us, whether or not successful, may cause us to incur significant legal expenses and divert the attention of our management and key personnel from other business concerns. We cannot be certain that patents owned or licensed by us will not be challenged by others in the course of litigation. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise funds at a particular market price.

Competitors may infringe or otherwise violate our patents, trademarks, copyrights or other intellectual property. To counter infringement or other violations, we may be required to file claims, which can be expensive and time-consuming. Any such claims could provoke these parties to assert counterclaims against us, including claims alleging that we infringe their patents or other intellectual property rights. In addition, in a patent infringement proceeding, a court or administrative body may decide that one or more of the patents we assert is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the technology. Similarly, if we assert trademark infringement claims, a court or administrative body may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In such a case, we could ultimately be forced to cease use of such marks. In any intellectual property litigation, even if we are successful, any award of monetary damages or other remedy we receive may not be sufficient.

Further, we may be required to protect our patents through procedures created to challenge the validity of a patent at the USPTO. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.

In addition, if any of the ZB Assets is found to infringe the intellectual property rights of third parties, these third parties may assert infringement claims against our future licensees and other parties with whom we have business relationships and we may be required to indemnify those parties for any damages they suffer as a result of these claims, which may require us to initiate or defend protracted and costly litigation on behalf of licensees and other parties regardless of the merits of such claims. If any of these claims succeed, we may be forced to pay damages on behalf of those parties or may be required to obtain a license.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings.

Our license from Pfizer is subject to retained rights.

Pfizer retains certain rights under its license agreement with us, including (a) the right to make, have made, use and import the underlying technology for all internal research, development and regulatory purposes; provided, that Pfizer shall not have the right to conduct clinical trials to develop the underlying technology in the treatment, diagnosis or prevention of diseases in humans, (b) the right to use the licensed patent rights and know-how for purposes other than those exclusively license to us under the Pfizer Agreement and (c) the rights that have been provided by Pfizer to (i) a reagent supplier to make or sell the underlying technology or (ii) a non-commercial entity to use the underlying technology, in each case in the form of non- cGMP samples of the underlying technology in milligram quantities solely as a research reagent.

Pfizer may also use for any purpose information in non-tangible form which may be retained by persons who have had access to ZB-168 and the licensed know-how, including ideas, concepts or techniques contained therein.

It is difficult to monitor whether Pfizer limits its use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

Our licenses from Lilly are subject to retained rights.

Lilly retains certain rights under its license agreement with us, including the right to use the underlying technology for internal research, development and regulatory purposes. It is difficult to monitor whether Lilly limits its use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

We may not be able to effectively secure first-tier technologies when competing against other companies or investors.

Our future success may require that we acquire patent rights and know-how to new or complementary technologies. However, we compete with a substantial number of other companies that may also compete for technologies we desire. In addition, many venture capital firms and other institutional investors, as well as other biotechnology companies, invest in companies seeking to commercialize various types of emerging technologies. Many of these companies have greater financial, scientific and commercial resources than us. Therefore, we may not be able to secure the technologies we desire. Furthermore, should any commercial undertaking by us prove to be successful, there can be no assurance competitors with greater financial resources will not offer competitive products and/or technologies.

Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.

The degree of future protection afforded by our intellectual property rights, whether licensed or owned, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The factors that may limit any potential competitive advantage provided by our intellectual property rights include:

●	pending patent applications that we may file or license may not lead to issued patents;
●	patents, should they issue, that we own or license, may not provide us with any competitive advantages, or may be challenged and held invalid or unenforceable;
●	others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology but that is not covered by the claims of any of our owned or in-licensed patents, should any such patents issue;
●	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
●	we (or our licensor) might not have been the first to make the inventions covered by a pending patent application that we own or license;
●	we (or our licensor) might not have been the first to file patent applications covering a particular invention;
●	others may independently develop similar or alternative technologies without infringing our intellectual property rights;
●	we may not be able to obtain and/or maintain necessary licenses on reasonable terms or at all;
●	third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;
●	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
●	we may not develop or in-license additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.
●	Should any of these events occur, they could significantly harm our business and results of operation.

If approved, our product candidates that are regulated as biologics may face competition from biosimilars or interchangables approved through an abbreviated regulatory pathway.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the ACA to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as their biologics license application (“BLA”) does not rely on the reference product, sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that if any of the ZB Assets is approved in the United States as a biological product under a BLA it would qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidate to be a reference product for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The approval of a biosimilar or interchangeable of our product candidates could have a material adverse impact on our business due to increased competition and pricing pressure.

Risks Related to Regulatory and Legal Compliance

The regulatory approval processes of the FDA, EMA, and other foreign regulatory authorities are complex, time-consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for the ZB Assets, we may not be able to commercialize, or may be delayed in commercializing, the ZB Assets, and our ability to generate revenue will be materially impaired.

The process of obtaining regulatory approvals in the United States, European Union (“EU”), and other jurisdictions is complex, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot commercialize the ZB Assets without first obtaining regulatory approval from the FDA in the United States and comparable foreign regulatory authorities outside of the United States. Before obtaining regulatory approvals for the commercial sale of the ZB Assets, we must demonstrate through complex and expensive preclinical studies and clinical trials that the ZB Assets are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. Further, the ZB Assets may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA, EMA, and comparable foreign regulatory authorities have discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Any of the ZB Assets could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA, EMA, or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA, EMA, or comparable foreign regulatory authorities that is the ZB Assets are safe and effective for their proposed indications; the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA, or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using products similar to the ZB Assets; we may be unable to demonstrate that the clinical and other benefits of the ZB Assets outweigh their safety risks; the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of the ZB Assets may not be acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA, EMA, or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of the ZB Assets; the FDA, EMA, or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical or commercial supplies; and the approval policies or regulations of the

FDA, EMA, or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. Further, the approval requirements for the ZB Assets are likely to vary by jurisdiction such that success in one jurisdiction is not necessarily predicative of success elsewhere.

Of the large number of products in development, only a small percentage successfully complete the FDA, EMA, or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market the ZB Assets, which would significantly harm our business, results of operations and prospects.

If we were to obtain approval, regulatory authorities may approve the ZB Assets for fewer or more limited indications than we request, including failing to approve the most commercially promising indications, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve the ZB Assets with a label that does not include the labeling claims necessary or desirable for the successful commercialization of the ZB Assets. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for the ZB Assets, we may not be able to commercialize, or may be delayed in commercializing, the ZB Assets and our ability to generate revenue could be materially impaired.

We will be subject to extensive ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with the ZB Assets.

Any regulatory approvals that we may receive for the ZB Assets will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the ZB Assets, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. In addition, if the FDA, EMA, or comparable foreign regulatory authorities approve the ZB Assets, the ZB Assets and the activities associated with their respective development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA, EMA, and comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with current good manufacturing practices (“cGMPs”) and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, EMA, and other regulatory authorities for compliance with cGMPs.

If we or a regulatory authority discover previously unknown problems with the ZB Assets, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the ZB Assets are manufactured, a regulatory authority may impose restrictions on the ZB Assets, the manufacturing facility or us, including requiring recall or withdrawal of the ZB Assets from the market or suspension of manufacturing, restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials, restrictions on the manufacturing process, warning or untitled letters, civil and criminal penalties, injunctions, product seizures, detentions or import bans, voluntary or mandatory publicity requirements and imposition of restrictions on operations, including costly new manufacturing requirements. The occurrence of any event or penalty described herein may inhibit our ability to commercialize the ZB Assets and generate revenue and could require us to expend significant time and resources to respond and could generate negative publicity.

The FDA’s, EMA’s and other regulatory comparable authorities’ policies may change and additional government regulations may be enacted that could prevent, limit, delay, increase the cost or risks of obtaining regulatory approval of our product candidates, including if as a result new or more costly or difficult to achieve clinical trial or manufacturing quality requirements are imposed. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Due to unfavorable pricing regulations and/or third-party coverage and reimbursement policies, we may not be able to offer the ZB Assets at competitive prices which would seriously harm our business.

Our ability to successfully commercialize the ZB Assets also will depend in part on the extent to which reimbursement will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

The FDA, EMA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If one or more of the ZB Assets is approved and we are found to have improperly promoted off-label uses, we may become subject to significant liability. If we cannot successfully manage the promotion of the ZB Assets, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors acting for or on our behalf may engage in misconduct or other improper activities. We have adopted a Code of Conduct applicable to all employees of the Company, but it is not always possible to identify and deter misconduct by these parties and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute the ZB Assets, if approved. See the section titled “Business — Government Regulation” for a more detailed description of the laws that may affect our ability to operate.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our future arrangements with third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we obtain regulatory approval.

The size of the potential market for the ZB Assets is difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for our product candidates may be smaller than our estimates.

Our current and future target patient populations are based on our beliefs and estimates regarding the incidence or prevalence of certain types of the indications that may be addressable by the ZB Assets, which is derived from a variety of sources, including scientific literature and surveys of clinics. Our estimations may prove to be incorrect and the number of potential patients may turn out to be lower than expected. The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access, the success of competing therapies and product pricing and reimbursement. Even if we obtain significant market share for our product candidates, because the potential target populations could be small, we may never achieve profitability without obtaining regulatory approval for additional indications.

Healthcare legislative and regulatory reform discourse and potential or enacted measures may have a material adverse impact on our business and results of operations and legislative or political discussions surrounding the desire for and implementation of pricing reforms may adversely impact our business.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act (“ACA”) was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several U.S. presidential executive orders, Congressional inquiries, proposed and enacted federal and state legislation, and other regulatory actions designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reform government program reimbursement methodologies for drug products, and otherwise reduce drug prices. For example, the Inflation Reduction Act of 2022 (“IRA”), among other things, (1) extends enhanced subsidies for individuals purchasing health insurance coverage through plan year 2025 in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, marketplaces, (2) eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program, (3) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (4) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA and related federal actions are likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We cannot predict what healthcare reform initiatives may be adopted in the future. We expect that these and other healthcare reform measures that may be adopted may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Reform measures that result in decreased physician reimbursement may adversely affect our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. It is unclear how other healthcare reform measures of the Biden or future administrations or other efforts, if any, to amend or challenge the ACA, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services (“HHS”) to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, the HHS’s Centers for Medicare & Medicaid Services (“CMS”) stated that drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development (“OECD”) countries with a similar gross domestic product per capita. However, the MFN rule was immediately challenged in federal courts and on August 6, 2021 CMS announced a proposed rule to rescind it. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. In response to litigation, the Biden administration agreed to delay the effective date of the rule until January 1, 2023. Further, implementation of these changes and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs. The effect of these legislative and executive activities on our business model and operations is currently unclear.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We and our external partners are subject to complex environmental, health and safety laws and regulations, including those governing laboratory procedures, the handling, use, storage, treatment and disposal of hazardous materials and wastes, and the rehabilitation of contaminated sites. Our operations, including those performed by our external partners, may involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. In addition, we and/or our external partners may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

We are subject to laws and regulations related to privacy, data protection, information security and consumer protection across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business.

We are subject to laws and regulations related to, among other things, privacy, data protection, information security and consumer protection across different markets where we conduct our business. Such laws and regulations are constantly evolving and changing and are likely to remain uncertain for the foreseeable future. Our actual or perceived failure to comply with such obligations could have an adverse effect on our business, operating results and financial operations. Complying with these numerous, complex, and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the potential or actual misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our collaborators or another third party, could adversely affect our business, financial condition, and results of operations, including but not limited to investigation costs, material fines and penalties, compensatory, special, punitive, and statutory damages, litigation, consent orders regarding our privacy and security practices, requirements that we provide notices, credit monitoring services, and/or credit restoration services or other relevant services to impacted individuals, adverse actions against our licenses to do business, reputational damage and injunctive relief.

European data collection is also governed by restrictive regulations governing the use, processing and cross-border transfer of personal information. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in Europe, including personal health data, is subject to the EU General Data Protection Regulation (“GDPR”), which imposes strict requirements for processing the personal data of individuals within the European Economic Area (the “EEA”), such as Norway, Iceland and Liechtenstein. The GDPR is directly applicable in each EU member state and is extended to the EEA. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR implements more stringent operational requirements than its predecessor legislation. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. For example, the GDPR applies extraterritorially, requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for collecting and processing personal data (including data from clinical trials), requires the appointment of data protection officers, such as when sensitive personal data, such as health data, is processed on a large scale, provides more robust rights for data subjects, including far reaching information rights and the right to erasure, introduces mandatory data breach notification through the EU, imposes additional obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance, including policies, procedures, training, and data audit. The GDPR provides that EU member states and EEA countries may establish their own laws and regulations that go beyond the GDPR in certain areas, such as regarding the mandatory appointment of data protection officers or further limiting the processing of personal data, including genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and the United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union (“CJEU”). While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. After Brexit the United Kingdom is also a third country from an EU perspective, but the EU Commission adopted adequacy decisions for the United Kingdom on June 28, 2021 largely permitting the free flow of data from the EU to the United Kingdom. However, for the first time, the adequacy decisions include a so-called “sunset clause” and, therefore, will automatically expire four years after their entry into force.

We cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations, and financial condition. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, use, storage, and transmission of such information. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We do not have a compliance program in place consistent with Federal agencies’ guidances on corporate compliance programs.

We have not established a formal compliance function with the independence and resources that Federal regulators would expect of established corporate compliance programs. We are in the process of developing policies and procedures for compliance training, auditing, and monitoring activities. We have not established a dedicated Chief Compliance Officer. Accordingly, risks associated with regulatory schemes described herein may arise undetected and unmitigated by corporate leadership. Furthermore, any potential enforcement action for regulatory violations might result in compliance obligations in addition to fines, penalties, or administrative actions (e.g., U.S. Department of Justice monitorships or U.S. Department of Health and Human Services, Office of Inspector General Corporate Integrity Agreements).

Risks Related to Our Business Operations, Employee Matters, and Managing Growth

We are dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining qualified personnel, including consultants, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain qualified managerial, scientific and medical personnel. We are dependent on our managerial, scientific and medical personnel, including our Chief Executive Officer, Chief Operating Officer, Chief Medical Officer, Chief Financial Officer and Chief Scientific Officer. If we do not succeed in attracting and retaining qualified personnel, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts. We have relied upon and plan to continue to rely upon third parties, including consultants, to act in management roles for the Company. While we have agreements with such third parties, we do not have the same ability to influence their time commitment to the Company as we would if they were employees. Furthermore, we are dependent on our ability to attract, hire, relocate and retain qualified managerial, scientific and medical personnel from various jurisdictions. Therefore, immigration requirements may have a significant influence on our human resources planning. Immigration applications can take several months or more to be finalized. If we are unable to complete the requisite visa applications, either as a result of changing requirements or otherwise, our ability to successfully implement our business strategy could suffer, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We rely on third parties, including consultants, independent clinical investigators and CROs to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, academic partners, medical institutions, regulatory affairs consultants and third-party CROs, to conduct our preclinical studies and clinical trials, including in some instances sponsoring such clinical trials, and to engage with regulatory authorities and monitor and manage data for our ongoing preclinical and clinical programs. While we have, or will have, agreements governing the activities of such third parties, we will control only certain aspects of their activities and have limited influence over their actual performance.

Any of these third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new contract research organization begins work. As a result, delays would likely occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

We remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and other regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we fail to exercise adequate oversight over any of our academic partners or CROs or if we or any of our academic partners or CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon a regulatory inspection of us, our academic partners or our CROs or other third parties performing services in connection with our clinical trials, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under applicable cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties, including clinical investigators, do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

In addition, with respect to investigator-sponsored trials that may be conducted, we do not control the design or conduct of these trials, and it is possible that the FDA or EMA will not view these investigator- sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including the ability to obtain a license to obtain access to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we do not have control over the timing and reporting of the data from investigator-sponsored trials, nor do we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. Additionally, the FDA or EMA may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA or EMA may require us to obtain and submit additional preclinical, manufacturing, or clinical data.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization and we may experience difficulties in managing this growth.

We expect to experience significant growth in the number of our employees and/or number of consultants as well as the scope of our operations, particularly in the areas of drug development, clinical operations, regulatory affairs and, potentially, others. To manage our anticipated future growth, we must continue to implement and develop our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. To the extent that any disruption or security breach were to result in a loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of the ZB Assets could be delayed. Further, our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored.

We currently rely, and plan to rely in the future, on third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize the ZB Assets.

We plan to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CDMOs and strategic partners, to conduct and support our preclinical studies and clinical trials under agreements with us. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP regulations, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations, even if responsibilities have been outlined in agreements with external partners, such as CROs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to the ZB Assets. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize the ZB Assets.

We intend to rely on third parties to manufacture the ZB Assets. There can be no assurance that we will successfully negotiate future agreements with third-party manufacturers for the ZB Assets on acceptable terms or at all. Our business could be adversely affected if the third-party manufacturers are unable to produce the ZB Assets, fail to provide us with sufficient quantities of the ZB Assets or fail to do so at acceptable quality levels or prices.

We do not currently own or operate any facility that may be used to manufacture the ZB Assets (including any drug substance or finished drug product) and must rely on CDMOs to produce them for us. We have not yet validated the commercial scale and may not be able to do so for the ZB Assets for approval. For tibulizumab, we do not currently own any cGMP compliant drug product and will not be able to conduct any clinical trials until we do. There can be no assurance that we will successfully negotiate agreements with CDMOs to manufacture future ZB Assets on acceptable terms or at all.

We have not participated in the manufacturing process of, and are completely dependent on, our contract manufacturing partners for manufacture of the ZB Assets and for compliance with cGMP requirements and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of the ZB Assets. If our partners do not successfully carry out their contractual duties, meet expected deadlines, or manufacture the ZB Assets in accordance with regulatory requirements, or if there are disagreements between us and our CDMO, we will not be able to complete, or may be delayed in completing, the clinical trials required to support approval of the ZB Assets or the FDA, EMA or other regulatory agencies may refuse to accept our clinical or preclinical data. If the FDA, EMA, or a comparable foreign regulatory authority does not approve these facilities for the manufacture of the ZB Assets or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially and adversely affect our ability to develop, obtain regulatory approval for or market the ZB Assets, if approved. Similarly, our failure, or the failure of our CDMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of the ZB Assets, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of the ZB Assets and harm our business and results of operations.

Moreover, if any CDMO on which we will rely are unable to produce the ZB Assets at all, or fail to manufacture quantities of the ZB Assets at quality levels necessary to meet our clinical requirements, or regulatory requirements at a scale sufficient to meet anticipated demand, and at a cost that allows us to continue development and to achieve profitability, our business, financial condition and prospects could be materially and adversely affected. Our business could be similarly affected by business disruptions to our third-party providers with potential impacts on our future revenue and financial condition and our costs and expenses. If any CDMOs we contract with are unable to meet our timelines or cost and quantity demands, we may need to find additional CDMOs and negotiate new manufacturing agreements. We may also incur substantial fees if we contract with a CDMO to access a cell-line and may incur substantial fees if we ultimately decide not to use that cell-line or that CDMO for the manufacturing of the ZB Assets and need to obtain resources elsewhere. Each of these risks could delay or prevent the commencement as well as the completion of our clinical trials or the approval of the ZB Assets by the FDA, including by causing us to have to rerun clinical studies, which would result in higher costs and could adversely impact the commercialization of the ZB Assets.

In addition, some third party CDMOs have intellectual property, such as patents and/or know-how for which they require an annual fee, milestones and/or royalties. These financial obligations increase the overall cost of goods and can reduce profitability or reduce the valuation of the product. We have such agreements in place, and may need additional agreements in the future.

We may, in the future, form or seek collaborations or strategic alliances or enter into licensing arrangements, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

We may, in the future, form or seek strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to the ZB Assets and/or the Company more broadly. Any of these relationships may require us to increase our near and long-term expenditures, issue securities that dilute our existing shareholders or disrupt our management and business.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy and obtain marketing approval. Further, collaborations involving our product candidates are subject to numerous risks, which may include the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
●	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization of our product candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
●	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
●	collaborators may not properly protect our intellectual property or proprietary information or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidate; and
●	collaborators may own or co-own intellectual property covering our product candidates that results from our collaborating with them, and in such cases, we would not have the exclusive right to such intellectual property or may require a license from the collaborator for such intellectual property in order to commercialize the product candidate and/or discourage generic competition.

As a result, if we enter into future collaboration agreements and strategic partnerships or license our product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Furthermore, if conflicts arise between our future corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Any delays in entering into future collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and the diseases our therapeutics are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates, if any. Social media practices in the biotechnology and biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities and heightened scrutiny by the FDA, the SEC and other regulators. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. If such disclosures occur, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. In addition, we may encounter attacks on social media regarding our company, management, product candidate or products. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

As a public company, we are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, we could fail to recognize actual or potential conflicts arising from the relationship or arrangement that our directors or executive officers have with another company. Our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We may identify material weaknesses in our internal control over financial reporting in the future or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet periodic reporting obligations.

As a public company, Zura is required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act and make an ongoing, formal assessment of the effectiveness of our internal controls over financial reporting.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid control deficiencies that could lead to material weaknesses in our internal control over financial reporting in the future. Our current controls, and any new controls that we develop, may become inadequate because of changes in conditions in our business. Further, deficiencies in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

We have performed a formal evaluation of our internal control over financial reporting under the supervision and with the participation of management, including our principal executive officer and principal financial officer, as required by Section 404 of the Sarbanes-Oxley Act. We have not engaged an independent registered public accounting firm to  perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. We will be required to evaluate and disclose changes made in our internal controls and procedures on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in Zura and, as a result, the market price of our ordinary shares.

As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, including, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We continue to develop and refine our  disclosure controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we will file with the SEC are recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our management, including our principal executive and financial officers.

We must continue to improve our internal control over financial reporting. We are currently required to make a formal assessment of the effectiveness of our internal control over financial reporting. To achieve compliance with these requirements within the prescribed time period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of our ordinary shares. In addition, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC and other regulatory authorities.

Increasing regulatory focus on privacy and security issues and expanding laws and regulatory requirements could impact our business models and expose us to increased liability.

We are subject to global data protection, privacy and security laws, regulations and codes of conduct that relate to our business activities, which may include sensitive, confidential, and personal information. These laws, regulations and codes are inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This scrutiny can result in new and shifting interpretations of existing laws, thereby further impacting our business. For example, the General Data Protection Regulation (“GDPR”) in the European Economic Area, and the United Kingdom continues to be interpreted by European and UK courts in novel ways leading to shifting requirements, country specific differences in application and uncertain enforcement priorities. More recently enacted laws, such as the Personal Information Protection Law in China, and new and emerging state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act, the California Privacy Rights Act, the Colorado Privacy Act and the Virginia Consumer Data Protection Act, as well as industry self-regulatory codes and regulatory requirements, create new privacy and security compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. As a security example, pursuant to the U.S. Securities and Exchange Commission’s Rules on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure we are required to make certain disclosures related to material cybersecurity incidents and the reasonably likely impact of such an incident on Form 8-K and will be required to make certain other cybersecurity disclosures on Form 10-K. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and any such mandatory disclosures could be costly and lead to negative publicity, loss of customer confidence in the effectiveness of our security measures, diversion of management’s attention and governmental investigations.

While we have invested in readiness to comply with applicable requirements, the dynamic and evolving nature of these laws, regulations and codes, as well as their interpretation by regulators and courts, may affect our ability to implement our business models effectively and to adequately address disclosure requirements. These laws, regulations and codes may also impact our innovation and business drivers and may force us to bear the burden of more obligations. Perception of our practices, products, services or solutions, even if unfounded, as a violation of individual privacy, data protection rights or cybersecurity requirements, subjects us to public criticism, lawsuits, investigations, claims and other proceedings by regulators, industry groups or other third parties, all of which could disrupt or adversely impact our business and reputation and expose us to increased liability, fines and other punitive measures including prohibition on sales of our products, services or solutions, restrictive judicial orders and disgorgement of data.

We face substantial competition, which may result in others discovering, developing, licensing or commercializing products before or more successfully than we do.

We face substantial competition from major pharmaceutical companies and biotechnology companies worldwide. Many of our competitors have significantly greater financial, technical and human resources. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

Furthermore, pharmaceutical companies that develop and/or market products for the indications we are pursuing are likely to represent substantial competition. These include companies actively developing and/or marketing IL-7R inhibitors (such as Q32 Bio Inc. and OSE Immunotherapeutics SA); as well as TSLPR inhibitors (such as Upstream Bio, Inc.), IL-33 inhibitors (such as Regeneron/Sanofi and AstraZeneca), ST2 inhibitors (such as Roche/Genentech), IL-17A inhibitors (such as MoonLake, Novartis, and Acelryin), and BAFF inhibitors (such as GSK). The above mechanisms may be of potential therapeutic use in one or more of the indications we plan to pursue in the Phase 2 program. If the ZB Assets do not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors.

Our competitors may obtain regulatory approval of their products more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize the ZB Assets. Our competitors may also develop drugs that are more effective, more convenient, more widely used or less costly or have a better safety profile than the ZB Assets and these competitors may also be more successful than us in manufacturing and marketing their products.

Furthermore, we also face competition more broadly across the market for existing cost-effective and reimbursable treatments for T-cell and B-cell mediated diseases, autoimmune diseases, and inflammatory diseases. The ZB Assets, if approved, may compete with these existing drug and other therapies but may not be competitive with them in price. We expect that if the ZB Assets are approved, they will be priced at a significant premium over generic, including branded generic, products. As a result, obtaining market acceptance of, and gaining significant share of the market for the ZB Assets will pose challenges.

Public health crises such as pandemics or similar outbreaks have affected and could continue to seriously and adversely affect our preclinical studies and anticipated clinical trials, business, financial condition and results of operations.

As a result of pandemics, related “shelter in place” orders and other public health guidance measures, we may experience disruptions that could seriously harm our business. Potential disruptions include but are not limited to: delays or difficulties in enrolling patients in, initiating or expanding our clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff; increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine; interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed; recommendations by federal, state or local governments, employers and others or interruptions of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical trial endpoints; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff and unforeseen circumstances at CROs and vendors; interruption or delays in the operations of the FDA, EMA, and comparable foreign regulatory authorities including delays in receiving approval from local regulatory authorities to initiate our planned clinical trials; interruption of, or delays in receiving, supplies of the ZB Assets due to staffing shortages, raw materials shortages, production slowdowns or stoppages and disruptions in delivery systems; and limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and preclinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions.

Pandemics and other public health guided measures may also affect the ability of the FDA, EMA, and other regulatory authorities to perform routine functions. If global health concerns prevent the FDA, EMA, or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA, EMA, or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The extent to which pandemics evolve may affect our clinical trials, business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the pandemic, new or continued travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs, business closures or business disruptions. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

Pandemics and other similar disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our business, operations, financial position, and clinical development plans and timelines could be materially adversely affected by international conflict.

Our financial position and operations may be materially and adversely affected by international conflicts, including military action (e.g., in Ukraine and Israel) and economic sanctions imposed by certain governments. These conflicts may impact our ability to carry out clinical development activities in certain countries or regions. As our ability to continue to operate will be dependent on raising debt and equity finance, any adverse impact to those markets as a result of international conflict, including due to increased market volatility, decreased availability in third-party financing and/or a deterioration in the terms on which it is available (if at all), could negatively impact our business, operations or financial position. The extent of any potential impact is not yet determinable, however.

Third-party manufacturers in other countries may be subject to U.S. legislation or investigations, including the proposed BIOSECURE Act, sanctions, trade restrictions, and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, and could adversely affect our financial condition and business prospects.

We currently rely on WuXi Biologics (Shanghai) as the sole supplier of torudokimab. Accordingly, there is a risk that supplies of torudokimab may be significantly delayed by, or may become unavailable as a result of manufacturing, equipment, process, regulatory, or business-related issues affecting that company. We may also face additional manufacturing and supply-chain risks due to the regulatory and political structure of the PRC, or as a result of the international relationship with the PRC, including but not limited to potential sanctions imposed by the U.S. government on WuXi. Although currently there has been no impact on our ability to obtain supply of torudokimab, and we are developing risk mitigation plans to strengthen our supply chain by moving certain activities outside of WuXi Biologics’ Chinese facilities, there can be no assurance that operations would not be impacted in the future with a negative impact on the supply of, or use of, torudokimab.

Risks Related to Ownership of Our Class A Ordinary Shares

The market price of our securities may be volatile and may decline in the future.

Since the consummation of the Business Combination, the market value of our securities has fluctuated. Future fluctuations in the price of our securities could contribute to the loss of all or part of a shareholder’s investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. If an active market for our securities continues, the market price of our ordinary shares may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	our ability to commercialize the ZB Assets, if approved;
●	the status and cost of our marketing commitments for the ZB Assets;
●	announcements regarding results of any clinical trials relating to our product candidates;

●	unanticipated serious safety concerns related to the use of the ZB Assets;
●	adverse regulatory decisions;
●	changes in laws or regulations applicable to the ZB Assets, including but not limited to clinical trial requirements for approvals;
●	legal disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for the ZB Assets, government investigations and the results of any proceedings or lawsuits, including, but not limited to, patent or shareholder litigation;
●	our decision to initiate a clinical trial, not initiate a clinical trial or to terminate an existing clinical trial;
●	our dependence on third parties;
●	announcements of the introduction of new products by our competitors;
●	market conditions and trends in the pharmaceutical and biotechnology sectors;
●	announcements concerning product development results or intellectual property rights of others;
●	future issuances of ordinary shares or other securities;
●	the recruitment or departure of key personnel;
●	failure to meet or exceed any financial guidance or expectations regarding product development milestones that we may provide to the public;
●	actual or anticipated variations in quarterly operating results;
●	our failure to meet or exceed the estimates and projections of the investment community;
●	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	changes in financial estimates by us or by any securities analysts who might cover our shares;
●	fluctuation of the market values of any of our potential strategic investments;
●	issuances of debt or equity securities;
●	compliance with our contractual obligations
●	sales of Zura Class A Ordinary Shares by us or our shareholders in the future;
●	trading volume of Zura Class A Ordinary Shares;
●	ineffectiveness of our internal controls;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	general political and economic conditions;
●	effects of natural or man-made catastrophic events;
●	effects of public health crises, pandemics and epidemics; and
●	other events or factors, many of which are beyond our control.

Further, the equity markets in general have recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of Zura Class A Ordinary Shares, which could cause a decline in the value of our ordinary shares. Price volatility of Zura Class A Ordinary Shares might worsen if the trading volume oftsour ordinary shares is low. In the past, shareholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ share. Such litigation, if instituted against Zura, could cause it to incur substantial costs and divert management’s attention and resources fromour business. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of Zura Class A Ordinary Shares.

We have not paid cash dividends in the past and we does not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the capital appreciation, if any, of Zura Class A Ordinary Share.

We have not paid cash dividends on our ordinary shares and we does not anticipate paying cash dividends on our ordinary shares in the foreseeable future. The payment of dividends on our capital shares will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. Since we do not intend to pay dividends, a shareholder’s ability to receive a return on such shareholder’s investment will depend on any future appreciation in the market value of our ordinary shares. There is no guarantee that Zura Class A Ordinary Shares will appreciate or even maintain the price at which our shareholders have purchased it.

Future sales of a substantial number of Zura Class A Ordinary Shares may cause the price of our ordinary shares to decline.

If our existing shareholders sell, or indicate an intention to sell, substantial amounts of the Zura Class A Ordinary Shares, the trading price of the Zura Class A Ordinary Shares could decline and it could impair our ability to raise capital through the sale of additional equity securities. The Zura shareholders and certain directors and equity holders of JATT, including the Sponsor, are subject to lock-up provisions that restrict their ability to transfer Zura Class A Ordinary Shares or any security convertible into or exercisable or exchanged for Zura Class A Ordinary Shares until 6 months, 12 months and 24 months, as applicable, from the Effective Time, subject to certain exceptions.

Sales and issuances of our Class A Ordinary Shares and future exercise of warrants or registration rights, could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

If we sell our Class A Ordinary Shares, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences, and privileges senior to existing holders of our Class A Ordinary Shares. Sales of a substantial number of shares of our Class A Ordinary Shares in the public market, including the resale of the Class A Ordinary Shares held by our shareholders, could occur at any time. These sales, or the perception in the market that the holders of a large number of Class A Ordinary Shares intend to sell shares, could reduce the market price of our Class A Ordinary Shares. Of the 43,593,678 Class A Ordinary Shares outstanding as of March 26, 2024, an aggregate of 4,162,969 shares are currently subject to various restrictions on transfer until March 20, 2025. These shares will become eligible for public sale on March 21, 2025. Pursuant to our Amended and Restated Registration and Stockholder Rights Agreement, dated March 20, 2023, by and among us and the shareholders party thereto (the “Registration Rights Agreement”), certain shareholders are entitled to have a registration statement kept effective for a prolonged period of time such that registered resales of their Class A Ordinary Shares can be made.

Pursuant to our obligations under the Registration Rights Agreement, we have filed a registration statement, which the SEC declared effective on September 14, 2023, to include 30,251,124 Class A Ordinary Shares, 5,910,000 warrants to purchase our Class A Ordinary Shares, and 16,591,996 Class A Ordinary Shares issuable upon exercise of warrants. After it is effective and until such time that it is no longer effective, the registration statement registering such securities will permit the resale of these shares. The resale, or expected or potential resale, of a substantial number of shares of our Class A Ordinary Shares in the public market could adversely affect the market price for our Class A Ordinary Shares and make it more difficult for you to sell your holdings at times and prices that you determine are appropriate. Furthermore, we expect that, because there is a large number of shares being registered pursuant to the registration statement initially filed with the SEC on June 14, 2023 and declared effective on September 14, 2023, the Selling Securityholders thereunder will continue to offer the securities covered thereby for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statement may continue for an extended period of time.

In addition, our Class A Ordinary Shares is also subject to potential dilution from the exercise of warrants and stock options, the issuance of Class A Ordinary Shares pursuant to the vesting of restricted stock units, and issuance of Class A Ordinary Shares in connection with future equity and or convertible debt financings. Sales of substantial numbers of such shares in the public market, including the resale of the Class A Ordinary Shares held by our shareholders, could adversely affect the market price of our Class A Ordinary Shares, the impact of which is increased as the value of our stock price increases.

If certain holders of our Class A Ordinary Shares sell a significant portion of their securities, it may negatively impact the market price of the shares of our Class A Ordinary Shares and such holders still may receive significant proceeds.

As of the date of this annual report on Form 10-K, the market price of our Class A Ordinary Shares is below $10.00 per share, which was the price per unit sold in the initial public offering of our predecessor, JATT, and the per-share price of the 2,009,950 JATT Class A Ordinary Shares it sold to certain investors in connection with our Business Combination in a private placement for an aggregate amount of $20,099,500 (the “PIPE Financing”). However, certain of our shareholders who hold shares of our Class A Ordinary Shares that were (i) originally purchased by JATT’s sponsor, JATT Ventures, L.P, in a private placement prior to JATT’s initial public offering at an effective purchase price of $0.007 per share (the “Founder Shares”) or (ii) originally issued by JATT in a private placement in connection with certain forward purchase agreement and backstop arrangement (the “FPA Shares”) between JATT and certain investors at an effective purchase price of $6.32, may nonetheless be inclined to sell such Founder Shares or FPA Shares as they were originally purchased at an effective price significantly less than $10.00 per share. The currently outstanding 3,450,000 Founder Shares were purchased at an effective price of $0.007 per share. Holders of the FPA Shares obtained (i) an aggregate of 3,000,000 Class A Ordinary Shares at purchase price of $10 per share for $30,000,000; an aggregate of 1,301,633 Class A Ordinary Shares at purchase price of $10.00 per share for $13,016,330 as public share redemptions were greater than 90% at the time of the Business Combination (backstop redemption); and (iii) an additional 2,500,000 Class A Ordinary Shares at no additional cost in consideration for the holders entering into the latest amendment to the forward purchase agreements JATT and the holders entered into on August 5, 2021, as amended and restated on January 27, 2022 and as amended on March 8, 2023, resulting in an effective purchase price for the currently outstanding 6,801,633 FPA Shares of approximately $6.32 per share. Accordingly, holders of the Founder Shares and FPA Shares could sell their securities at a per-share price that is less than $10.00 and still realize a significant profit from the sale of those securities that could not be realized by our other shareholders. The public securityholders may not experience a similar rate of return on the securities they purchase due to differences in the purchase prices and the current trading price.

The Founder Shares are currently subject to restrictions on transfer under applicable lock-up agreements; however, these restrictions are due to expire on March 20, 2025, resulting in these shares becoming eligible for public sale on March 21, 2025, if they are registered under the Securities Act, or if they qualify for an exemption from registration under the Securities Act. Pursuant to our Registration Rights Agreement, certain of our stockholders, including holders of the Founder Shares, were entitled to registration rights with the securities being registered pursuant to the registration statement initially filed with the SEC on June 14, 2023 and declared effective on September 14, 2023.

Our operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly, and possibly annual, fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	variations in the level of expenses related to our development programs;
●	the addition or termination of clinical trials;

●	any intellectual property infringement lawsuit in which we may become involved;
●	regulatory developments affecting the ZB Assets, regulatory approvals, and the level of underlying demand for such products and purchasing patterns; and
●	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our ordinary shares could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our ordinary shares to fluctuate substantially.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse opinion regarding our share, our share price and trading volume could decline.

The trading market for Zura Class A Ordinary Shares will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. Since we became public through a merger, securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our ordinary shares. If no or few securities or industry analysts commence coverage of us, the trading price for our shares would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover it issues an adverse opinion regarding us, our business model, our intellectual property or our share performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require it to relinquish rights to the ZB Assets.

We may issue additional equity securities to fund future expansion and pursuant to equity incentive or employee benefit plans. It may also issue additional equity for other purposes. These securities may have the same rights as Zura Class A Ordinary Shares or, alternatively, may have dividend, liquidation or other preferences to Zura Class A Ordinary Shares. The issuance of additional equity securities will dilute the holdings of existing shareholders and may reduce the share price of Zura Class A Ordinary Shares.

Pursuant to the Equity Incentive Plan, which became effective the day prior to the Closing, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the ESPP, which will become effective the day prior to the Closing, We are authorized to sell shares to our employees. A total of 9,594,213 and 4,029,898 Zura Class A Ordinary Shares have been reserved for future issuance under the Equity Incentive Plan and the ESPP, respectively. In addition, the Equity Incentive Plan provides for annual automatic increases in the number of shares reserved thereunder, beginning on January 1, 2024. As a result of such annual increases, our shareholders may experience additional dilution, which could cause the price of Zura Class A Ordinary Shares to fall.

If we raise additional funds through collaboration, licensing or other similar arrangements, we may have to relinquish valuable rights to the ZB Assets, or grant licenses on terms unfavorable to us. If adequate funds are not available, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and we may be required to delay, significantly curtail or eliminate the development of the product candidates.

Our principal shareholders, directors and executive officers own a significant percentage of our capital shares, and have significant influence over our management.

Our directors, executive officers, holders of 5% or more of our capital shares and their respective affiliates beneficially own, in the aggregate, approximately 99.4% of our issued and outstanding voting shares. This concentration of voting power may make it less likely that any other holder of Zura Class A Ordinary Shares will be able to affect the way we are managed and could delay or prevent an acquisition on terms that other shareholders may desire. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices. See above for additional information regarding our influence and control. See “Security Ownership of Certain Principal Shareholders” for information regarding the ownership of our outstanding shares by our directors, executive officers, and current beneficial owners of 5% or more of our voting securities and their respective affiliates.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of Zura Class A Ordinary Shares.

Anti-takeover provisions in the MAA and under Cayman Islands law could make an acquisition, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management.

The MAA and the Cayman Islands Companies Act contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things, these provisions:

●	allow the Zura Board to authorize the issuance of undesignated preference shares, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of other shareholders;
●	provide that directors may only be removed (a) for cause by the vote of a majority of the other directors then in office or (b) by the affirmative vote of holders of at least 662∕3% in voting power of all the then-outstanding Zura Class A Ordinary Shares entitled to vote thereon, voting together as a single class;
●	prohibit shareholder action by written resolution;
●	provide that extraordinary general meetings may only be called by or at the direction of (a) the Chairman of the Zura Board, the Zura Board or the Chief Executive Officer or (b) members holding not less than 10% in par value of the issued shares which as at the date of the requisition for a meeting carry the right to vote at general meetings;
●	provide that any alteration, amendment or repeal, in whole or in part, of any provision of the MAA by our shareholders will require the affirmative vote of the holders of at least 662∕3% in voting power of all the then-outstanding shares of the Zura Class A Ordinary Shares entitled to vote thereon, voting together as a single class; and
●	establish advance notice requirements for nominations for elections to the Zura Board and for proposing matters that can be acted upon by shareholders at shareholder meetings.

These anti-takeover provisions and other provisions in the MAA and Cayman Islands law could make it more difficult for shareholders or potential acquirors to obtain control of the Zura Board or initiate actions that are opposed by our then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving us. The existence of these provisions could negatively affect the price of our Class A Ordinary Shares and limit opportunities for a shareholder to realize value in a corporate transaction. For information regarding these and other provisions, see the section titled “Description of Zura Securities.” In addition, if prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our Class A Ordinary Shares.

The MAA designate the Cayman Islands as the exclusive forum for certain litigation that may be initiated by our shareholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to the MAA, unless we contest in writing to the selection of an alternative forum, the Courts of the Cayman Islands and any appellate court therefrom, will, to the fullest extent permitted by law, be the sole and exclusive forum for any claim or dispute arising out of or in connection with the MAA or otherwise relating to each shareholder’s shareholding in Zura, including but not limited to (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our shareholders; (iii) any action asserting a claim against arising pursuant to any provision of the Cayman Islands Companies Act, or the MAA; (iv) any action asserting a claim against us governed by the “internal affairs doctrine,” (as such concept is recognized under the laws of the United States of America); provided that, for the avoidance of doubt, the foregoing forum selection provision will not apply to claims arising under the Securities Act, the Exchange Act or any other claim for which the federal district courts are, as a matter of the laws of the United States, the sole and exclusive forum for determination of such a claim.

The forum selection provisions in the MAA may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings and there is uncertainty as to whether a court would enforce such provisions. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. If the enforceability of our forum selection provisions were to be challenged, it may incur additional costs associated with resolving such challenge. While we currently has no basis to expect any such challenge would be successful, if a court were to find its forum selection provisions to be inapplicable or unenforceable with respect to one or more of these specified types of actions or proceedings, we may incur additional costs associated with having to litigate in other jurisdictions, which could result in a diversion of the time and resources of our employees, management and board of directors, and could have an adverse effect on our business, financial condition and results of operations.

We are an emerging growth company, and it cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our ordinary shares less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory shareholder votes on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find Zura Class A Ordinary Shares less attractive as a result, there may be a less active trading market for Zura Class A Ordinary Shares and our share price may be more volatile.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO, (b) in which it has total annual gross revenue of at least $1.07 billion, or (c) in which it is deemed to be a large accelerated filer, which requires the market value of our ordinary shares that is held by non-affiliates to exceed $700 million as of the last business day of the second fiscal quarter of such year, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. we have irrevocably elected not to avail itself of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our business, financial condition and results of operations.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to related compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that Legacy Zura did not incur as a private company, and these expenses may increase even more after it is no longer an “emerging growth company.” we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as rules and regulations adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase  legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase operating expenses. For example, we expect these rules and regulations to make it more difficult and more expensive to obtain directors’ and officers’ liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult to attract and retain qualified persons to serve on the Zura Board, Zura Board committees or as executive officers. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

In addition, we are implementing an enterprise resource planning (“ERP”) system. The ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling it to manage operations and track performance more effectively. Any disruptions or difficulties in implementing or using the ERP system could adversely affect our controls and harm our business, financial condition and results of operations, including our ability to forecast and collect receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

As a public company, we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting. To achieve compliance with Section 404 within the prescribed period, we are engaging in a process to document and evaluate internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. See above for additional information regarding a previously identified material weakness. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition and results of operations.

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of ordinary shares.

In order to continue to maintain the listing of our securities on Nasdaq, we will be required to demonstrate ongoing compliance with Nasdaq’s continued listing requirements. If we fail to satisfy Nasdaq’s continued listing requirements, such as the minimum number of round-lot shareholders, the minimum dollar value of the public float, the total minimum capital, the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may or take steps to delist Zura Class A Ordinary Shares. We cannot assure you that we will be able to meet all continued listing requirements.

In the event of a delisting, we can provide no assurance that any action taken to restore compliance with listing requirements would allow our ordinary shares to become listed again, stabilize the market price or improve the liquidity of our ordinary shares, prevent our ordinary shares from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

The Warrants may never be in the money, they may expire worthless and therefore we may not receive cash proceeds from the exercise of warrants. The terms of the Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding Warrants approve of such amendment.

The Warrants were issued in registered form under the Warrant Agreement between Continental, as warrant agent, and JATT. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of a majority of the then-outstanding Warrants to make any change that adversely affects the interests of the registered holders of Warrants. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of a majority of the then- outstanding Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of majority of the then-outstanding Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash, shorten the exercise period, or decrease the number of Zura Class A Ordinary Shares purchasable upon exercise of a Warrant.

The exercise of the Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Class A Ordinary Shares and the spread between the exercise price of the Warrant and the price of our Class A Ordinary Shares at the time of exercise. For example, to the extent that the price of our Class A Ordinary Shares exceeds $11.50 per share, it is more likely that holders of our Public Warrants and Private Placement Warrants will exercise their warrants. If the price of our Class A Ordinary Shares is less than $11.50 per share, it is unlikely that such holders will exercise their warrants. As of March 26, 2024, the closing price of our Class A Ordinary Shares was $2.26 per share. There can be no assurance that all of our Warrants will be in the money prior to their expiration. Our Public Warrants under certain conditions, as described in the warrant agreement, are redeemable by the Company at a price of $0.01 per warrant or on a cashless basis. Our Private Placement Warrants are not redeemable so long as they are held by the initial stockholders or permitted transferees and are exercisable on a cashless basis. Our Pre-Funded Warrants are not redeemable and are exercisable on a cashless basis. As such, it is possible that we may never generate any cash proceeds from the exercise of our Warrants. Accordingly, as of the date of this annual report on Form 10-K, we have neither included nor intend to include any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity projections. We will continue evaluate the probability of warrant exercise over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections. Nevertheless, we believe our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date of this annual report. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” elsewhere in this annual report.

We may redeem any unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making the Warrants worthless.

We have the ability to redeem outstanding Warrants of legacy JATT at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the closing price of Zura Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) on each of 20 trading days within any 30-trading-day period commencing after the Warrants become exercisable and ending on the third trading day prior to the date on which notice of redemption is given. If and when the Warrants become redeemable by Zura, We may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force the holders thereof to: (i) exercise such Warrants and pay the exercise price therefor at a time when it may be disadvantageous for a holder to do so; (ii) sell such Warrants at the then-current market price when a holder might otherwise wish to hold such Warrants; or (iii) accept the nominal redemption price that, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of such Warrants.

In addition, we may redeem the Warrants at any time after they become exercisable and prior to their expiration for a number of Zura Class A Ordinary Shares determined based on the fair market value of Zura Class A Ordinary Share. The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

We are developing a cyber risk management program to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program will be integrated within the Company’s enterprise risk management system. The program will address the corporate information technology environment, third-party service providers, and external-facing applications.

Our cybersecurity incident response process will involve a multi-functional approach for investigating, containing, and mitigating incidents, including reporting findings to senior management and other key stakeholders, including if appropriate the audit committee and the board, and keeping them informed and involved as appropriate. While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that has had a material impact on our business or operations, there can be no guarantee that we will not experience an incident that results in a material impact to our business or operations in the future. In addition, cybersecurity threats are constantly evolving and increasing in sophistication, which increases the difficulty of successfully defending against them or implementing adequate preventative measures.

Our information security team, which reports to the Chief Legal Officer, stays informed about and oversees prevention, detection, mitigation, and remediation efforts through regular communication and reporting channels within our organization.

ITEM 2. PROPERTIES

We do not own any real property. We currently lease executive offices at 1489 W. Warm Springs Rd., #110, Henderson, Nevada and 8-10 Hill Street, London, W1J 5NG. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings, nor are ware aware of any pending or threatened litigation. In the ordinary course of business, we may be subject to legal proceedings, claims, and litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Class A Ordinary Shares and Warrants are listed for trading on The Nasdaq Capital Market under the symbols “ZURA” and “ZURAW”, respectively.

Holders of Record

As of December 31, 2023, there were approximately 27 stockholders of record of our ordinary shares.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the growth and development of our business. We have never declared or paid any cash dividends on our capital stock. We do not intend to pay cash dividends to our stockholders in the foreseeable future. Investors should not purchase our Class A Ordinary Shares with the expectation of receiving cash dividends.

Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

In addition to the consideration transferred during the year ended December 31, 2023, the Company is obligated to make 4 development milestone payments to Lilly up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440 million based on respective thresholds of net sales of products developed from ZB-106. The Company is also obligated to pay Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of ZB-106 in a country) an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years. The Company is obligated to pay BAFFX17 a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License and the 2023 Lilly License with Lilly. Upon receiving written approval from the FDA, EMA, or similar regulatory authority of the Investigational New Drug (“IND”) and the commencement of a clinical trial in the applicable jurisdiction for ZB-106, Stone Peach will also receive a one-time payment of $4.5 million. Stone Peach will also receive a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction. Furthermore, Stone Peach was granted a royalty of 2% of the aggregate net sales of any products developed from the Compound.

Purchases of Equity Securities by the Issuer and Affiliated Persons

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors” in this Annual Report, that could cause actual results to differ materially from historical results or anticipated results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Zura,” “we,” “us,” and “our” refer to Zura Bio Limited, a Cayman Islands exempted company formerly known as JATT Acquisition Corp., and its consolidated subsidiaries. References to JATT Acquisition Corp. or “JATT” refer to the Company prior to the consummation of the Business Combination.

Overview

Zura Bio Limited, formerly known as JATT Acquisition Corp., is a multi-asset clinical-stage biotechnology company focused on developing novel medicines for immune and inflammatory disorders. The experienced leadership team aims to become a leader in the autoimmune and inflammatory field.

We were incorporated as a Cayman Islands exempted company on March 10, 2021. Our wholly owned subsidiary, Zura Bio Limited (“Zura Bio UK”) was formed in the United Kingdom, or UK, on January 18, 2022. Prior to March 20, 2023, our operations were conducted through Zura Bio UK.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting manufacturing, research and development activities. Our lead product candidates are in the clinical testing stage; however, we have not conducted any clinical tests ourselves, nor have any been conducted during the period since our inception. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of shares of convertible preferred stock of Zura Bio UK through March 31, 2023; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million in December 2022; (iii) proceeds from the Business Combination of $56.7 million in March 2023; and (iv) the April 2023 Private Placement, raising an aggregate of $80.0 million of gross proceeds from the sale of Class A Ordinary Shares and Pre-Funded Warrants during the year ended December 31, 2023.

Since our inception, we have incurred significant operating losses. Our net loss for the year ended December 31, 2023 and period ended December 31, 2022 were $60.4 million and $25.7 million, respectively. As of December 31, 2023, we had an accumulated deficit of $103.5 million. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	continue to advance the preclinical and clinical development of our product candidates;
●	conduct our planned preclinical studies and clinical trials for the ZB Assets, as well as initiate and complete additional trials of future potential product candidates;
●	scale up our clinical and regulatory capabilities;
●	manufacture current good manufacturing practices, or cGMP, material for clinical trials or potential commercial sales;
●	hire additional clinical, quality, regulatory, manufacturing, scientific and administrative personnel;
●	establish a commercialization infrastructure and scale up manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;
●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products
●	seek regulatory approval for any product candidates that successfully complete clinical trials;
●	maintain, expand and protect our intellectual property portfolio;

●	add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
●	incur additional legal, accounting, and other expenses in operating as a public company.

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

Concurrently with the April 2023 Private Placement, the Company agreed to, within six months of April 24, 2023, exercise its call option on 50% of the Z33 Series Seed Preferred Shares previously issued to Stone Peach. The Company agreed to settle its call option by issuing 2,000,000 Class A Ordinary Shares. The amended settlement terms represented an extinguishment and reissuance of the Z33 Series Seed Preferred Shares. The $10.9 million difference between the estimated fair value of the new instrument issued and the carrying value of the Z33 Series Seed Preferred Shares was recorded as a deemed dividend to the redeemable noncontrolling interest. The Company and Stone Peach subsequently renegotiated the settlement terms as discussed in the 2022 Lilly License section below.

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

In addition to the consideration transferred during the year ended December 31, 2023, the Company is obligated to make 4 development milestone payments to Lilly up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440 million based on respective thresholds of net sales of products developed from ZB-106. The Company is also obligated to pay Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of ZB-106 in a country) an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years. The Company is obligated to pay BAFFX17 a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License and the 2023 Lilly License with Lilly. Upon receiving written approval from the FDA, EMA, or similar regulatory authority of the Investigational New Drug (“IND”) and the commencement of a clinical trial in the applicable jurisdiction for ZB-106, Stone Peach will also receive a one-time payment of $4.5 million. Stone Peach will also receive a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction. Furthermore, Stone Peach was granted a royalty of 2% of the aggregate net sales of any products developed from the Compound. As of December 31, 2023, none of the contingent payments were due.

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

As a finder’s fee in connection with arranging the acquisition, Z33 issued to Stone Peach Properties, LLC (“Stone Peach”) 4,900,222 shares of Z33 Series Seed Preferred Shares, which is included in the measurement of the cost of the acquired asset. Zura has the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement (the “Call Option”). Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura for a price per share of $2.040724 (the “Put Option”). Stone Peach may exercise its option at any time between the first anniversary and the second anniversary of the transaction. In April 2023, the Company agreed to, within six months of April 24, 2023, exercise its Call Option on 50% of the Z33 Series Seed Preferred Shares previously issued to Stone Peach. The Company agreed to settle its Call Option by issuing 2,000,000 Class A Ordinary Shares. In November 2023, the Company and Stone Peach amended the terms of the agreement, voiding the Company’s obligation to exercise its Call Option, and instead reverting the Company’s rights and obligations under the Call Option back to that of the original agreement. Stone Peach, in addition to the existing Put Option, was granted the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024 and April 24, 2028 under the new agreement.

In addition to the consideration transferred on December 8, 2022, the Company is obligated to pay $3.0 million to Lilly upon the completion of a financing by the Company with gross proceeds exceeding $100 million. The Company is further obligated to make 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound. The Company will also pay an annual earned royalty to Lilly at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on Net Sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year. The Company will account for these contingent payments when they become due. As of December 31, 2023, none of the contingent payments were due.

Pfizer Agreement

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

The Pfizer Agreement also has an anti-dilution provision to allow Pfizer to maintain an 18% interest in the Company. Immediately prior to the Closing Date of the Business Combination, additional share options and restricted share units were issued to certain employees, executives, and directors that would result in the dilution of Pfizer’s ownership in the Company. In accordance with the anti-dilution provision of the Pfizer Agreement, Pfizer was issued additional Series A-1 convertible preferred shares upon the closing of the Business Combination that were immediately converted to 267,939 Class A Ordinary Shares.

The first $1.0 million development milestone became due during the year ended December 31, 2023. The Company does not owe any other amounts under the Pfizer Agreement.

Appointment of Directors

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

On November 9, 2023, the Board appointed Arnout Ploos van Amstel to serve as a member of the Board. Mr. Ploos van Amstel replaced Dr. Garry Neil who left the Board on the same date and would continue to support the Company as an advisor on R&D matters. Mr. Ploos van Amstel has no family relationships with any of the executive officers or directors of the Company.

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

Research and Development Expenses

Research and development (“R&D”) expenses consist of all direct and indirect operating expenses supporting the processes in development, including consulting fees for medical and manufacturing advisory services, costs related to manufacturing material for clinical studies, payroll and benefits, which includes share-based compensation, for research and development employees, licensing fees, and study acquisition costs. Expenses are recognized as the related goods are delivered or the services are performed.

R&D expenses include the cost of in-process research and development (“IPR&D”) assets purchased in an asset acquisition transaction. IPR&D assets are expensed unless the assets acquired are deemed to have an alternative future use, provided that the acquired asset did not also include processes or activities that would constitute a “business” as defined under U.S. GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Acquired IPR&D payments are immediately expensed in the period in which they are incurred and include upfront payments, as well as transaction fees and subsequent pre-commercial milestone payments. Research and development costs incurred after the acquisition are expensed as incurred. R&D expenses also include the remeasurement of the research and development license consideration liability. The research and development license consideration liability represented an obligation to issue either preferred shares of the Company’s subsidiary or Class A Ordinary Shares to Lilly as consideration for the 2022 Lilly License, which was ultimately settled through the issuance of Class A Ordinary Shares upon the closing of the Business Combination.

Research and development expenses could include:

●	employee-related expenses, including salaries, bonuses, benefits, share-based compensation and other related costs for those employees involved in research and development efforts;
●	external research and development expenses incurred under agreements with clinical research organizations, investigative sites and consultants to conduct our studies;
●	costs related to manufacturing material for preclinical studies and clinical trials, including fees paid to contract manufacturing organizations;
●	laboratory supplies and research materials;
●	costs related to compliance with regulatory requirements; and
●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and equipment.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We plan to substantially increase our research and development expenses for the foreseeable future as we develop our product candidates and manufacturing processes and conduct discovery and research activities for our clinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical studies of our product candidates due to the inherently unpredictable nature of clinical development. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to how we pursue our product candidates and how much funding to direct to each program on an ongoing basis in response to the results of future clinical trials, regulatory developments and our ongoing assessments as to commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase as we commence, continue and expand our clinical trials. Our future expenses may vary significantly each period based on factors such as:

●	expenses incurred to conduct preclinical studies required to advance our product candidates into clinical trials;
●	per patient clinical trial costs, including based on the number of doses that patients receive;
●	the number of patients who enroll in each clinical trial;
●	the number of clinical trials required for approval;
●	the number of sites included in the clinical trials;
●	the countries in which the clinical trials are conducted;
●	the length of time required to enroll eligible patients;
●	the drop-out or discontinuation rates of patients;
●	potential additional safety monitoring requested by regulatory agencies;
●	the duration of patient participation in clinical trials and follow-up;
●	the phase of development of the product candidate;
●	third party contractors failing to comply with regulatory requirements or meet their contractual obligations in a timely manner, or at all;

●	the cost of insurance, including product liability insurance, in connection with clinical trials;
●	regulators or institutional review boards requiring that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks; and
●	the efficacy and safety profile of our product candidates

Results of Operations

Comparison of the Year Ended December 31, 2023 and the Period from January 18, 2022 (date of inception) to December 31, 2022.

The following table summarize our results of operations for the periods presented (in thousands):

	For the Year	For the Period from January
	Ended	18, 2022 (date of inception) to
	December,	December 31,	$	%
	2023	2022	Change	Change
Operating expenses:
Research and development	$43,999	$23,689	$20,310	86%
General and administrative	18,639	3,473	15,166	437%
Total operating expenses	62,638	27,162	35,476	131%
Loss from operations	(62,638)	(27,162)	(35,476)	131%
Other expense/(income), net:
Other expense, net	(17)	23	(40)	(174)%
Interest income	(2,186)	(8)	(2,178)	* %
Dividend income	(1,392)	—	(1,392)	100%
Change in fair value of private placement warrants	(724)	—	(724)	100%
Change in fair value of note payable	2,244	156	2,088	* %
Total other expense/(income), net	(2,075)	171	(2,246)	* %
Loss before income taxes	(60,563)	(27,333)	(33,230)	122%

Income tax benefit	—	—	—	—%
Net loss before redeemable noncontrolling interest	(60,563)	(27,333)	(33,230)	122%
Net loss attributable to redeemable noncontrolling interest	203	1,595	(1,392)	(87)%
Net loss	(60,360)	(25,738)	(34,622)	135%
Accretion of redeemable noncontrolling interest to redemption value	(7,220)	(6,652)	(568)	9%
Deemed contribution from redeemable noncontrolling interest	9,212	—	9,212	100%
Deemed dividend to redeemable noncontrolling interest	(10,875)	—	(10,875)	100%
Net loss attributable to Ordinary Shareholders of Zura	$(69,243)	$(32,390)	$(36,853)	114%

*Percentage change not meaningful

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $20.3 million for the year ended December 31, 2023 as compared to the period ended December 31, 2022. This was primarily due to an increase of $5.3 million of costs incurred to acquire licenses, as we recognized $21.9 million of expense related to the acquisitions of an in-process research and development (“IPR&D”) license from Pfizer and Lilly during the period ended December 31, 2022 and $27.2 million related to the acquisition of an IPR&D license from Lilly during the year ended December 31, 2023. The increase was also due to the issuance of additional shares to Pfizer under an anti-dilution provision of $2.2 million recognized during the year ended December 31, 2023, an increase of $1.5 million in expenses related to compensation for personnel in research and development functions including share-based compensation, an increase of $1.7 million related to the change in fair value of our research and development license consideration liability, an increase of $9.1 million related to manufacturing of our product candidates, and an increase of $0.5 million of costs incurred for consulting and advisory services for clinical development strategy.

General and Administrative Expenses

General and administrative expenses increased by $15.2 million for the year ended December 31, 2023 as compared to the period ended December 31, 2022. The increase was primarily due to increases of $11.4 million in expenses related compensation for personnel in executive and administrative functions including share-based compensation, as well as an increase of $2.9 million in professional fees for legal and accounting costs incurred related to our ongoing operations as a public company, an increase of $0.8 million of travel, office, and other general and administrative expenses.

Other Expense (Income)

Other expense, net

Other expense decreased by an immaterial amount for the year ended December 31, 2023 as compared to the period ended December 31, 2022. This decrease was primarily due to a foreign exchange transaction gain for the year ended December 31, 2023 as compared to a foreign exchange transaction loss for the period ended December 31, 2022.

Interest income

Interest income increased by $2.2 million for the year ended December 31, 2023 as compared to the period ended December 31, 2022. This increase is due to an increase in our cash and cash equivalents balance during year ended December 31, 2023 as compared to the period ended December 31, 2022.

Dividend income

Dividend income increased by $1.4 million for the year ended December 31, 2023 as compared to the period ended December 31, 2022. The Company held no dividend-generating cash equivalents during the period ended December 31, 2022.

Change in fair value of private placement warrants

Revaluation gain on the liability-classified private placement warrants assumed in the Business Combination was $0.7 million for the year ended December 31, 2023. No warrants were outstanding during the period ended December 31, 2022.

Change in fair value of note payable

Revaluation loss on the note payable increased by $2.1 million for the year ended December 31, 2023 as compared to the period ended December 31, 2022, as a result of remeasurement to its settlement value.

Net loss attributable to redeemable noncontrolling interest

Net loss attributable to redeemable noncontrolling interest, representing the noncontrolling shareholder’s interest in the net loss of our consolidated subsidiary, Z33, decreased by $1.4 million for the year ended December 31, 2023 as compared to the period ended December 31, 2022 due to a decrease in operating expenses for Z33 during the year ended December 31, 2023 as compared to the period ended December 31, 2022.

Accretion of redeemable noncontrolling interest to redemption value

Accretion of redeemable noncontrolling interest to redemption value increased by $0.6 million for the year ended December 31, 2023 as compared to the period ended December 31, 2022. This increase is due to modifications of the terms of the Z33 Series Seed Preferred Shares issued to Stone Peach during the year ended December 31, 2023 and the resulting adjustments to redemption value.

Deemed Dividend to Redeemable Noncontrolling Interest

Deemed dividend to the redeemable noncontrolling interest was $10.9 million for the year ended December 31, 2023, due to the modification of the terms of the Z33 Series Seed Preferred Shares issued to Stone Peach in April 2023. There were no deemed dividends to the redeemable noncontrolling interest during the period ended December 31, 2022.

Deemed Contribution from Redeemable Noncontrolling Interest

Deemed contribution from the redeemable noncontrolling interest was $9.2 million for the year ended December 31, 2023, due to the modification of the terms of the Z33 Series Seed Preferred Shares issued to Stone Peach in November 2023. There were no deemed contributions from the redeemable noncontrolling interest during the period ended December 31, 2022.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2023, we had cash and cash equivalents of $99.8 million. As of December 31, 2023, we have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of our convertible preferred shares; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million; (iii) proceeds from the Business Combination of $56.7 million in March 2023; and (iv) the April 2023 Private Placement, raising an aggregate of $80.0 million of gross proceeds from the sale of Class A Ordinary Shares and Pre-Funded Warrants in May and June 2023.

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

We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue the research and development, and seek marketing approval for our product candidates, as well as administrative costs associated with supporting our operations. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

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

Cash Flows

		For the
		Period from
	For the	January 18,
	Year	2022 (date of
	Ended	inception) to
	December 31,	December 31,
	2023	2022
Net cash used in operating activities	$(15,054)	$(1,202)
Net cash used in investing activities	(8,000)	(12,000)
Net cash provided by financing activities	121,293	14,769
Net increase in cash and cash equivalents	$98,239	$1,567

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2023 was $15.1 million, which consisted of a net loss before redeemable noncontrolling interest of $60.6 million, partially offset by $40.4 million in non-cash charges and a net change of $5.1 million in our net operating assets and liabilities. The non-cash charges consisted of expense incurred in connection with the 2023 Lilly License of $27.4 million, a change in fair value of our promissory note of $2.2 million, a change in fair value of our research and development license consideration liability of $1.9 million, share-based payment expense of $2.2 million related to the anti-dilution shares issued to Pfizer, additional share-based payments of $7.5 million, and a change in fair value on the private placement warrants of $0.7 million.

Cash used in operating activities for the period ended December 31, 2022 was $1.2 million, which consisted of a net loss before redeemable noncontrolling interest of $27.3 million, partially offset by non-cash charges of $22.6 million and a net change of $3.5 million in our net operating assets and liabilities. The non-cash charges consisted of the $21.9 million cost of the acquisitions of the licenses under the Pfizer Agreement and 2022 Lilly License, which were expensed to research and development, a change in fair value of our promissory note of $0.2 million, a change in fair value of our research and development license consideration liability of $0.2 million, and share-based payment expense of $0.3 million.

Cash flows from investing activities

Cash used in investing activities for the year ended December 31, 2023 was $8.0 million, which was entirely related to the cash consideration paid to acquire the 2023 Lilly License.

Cash used in investing activities for the period ended December 31, 2022 was $12.0 million, which was entirely related to the cash consideration paid to acquire the license under the Pfizer Agreement and the license under the 2022 Lilly License.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2023 was $121.3 million, which consisted of $56.7 million of net proceeds from the issuance of shares upon the closing of the Business Combination and $59.7 million of proceeds, net of transaction costs, from the issuance of Class A Ordinary Shares in connection with the April 2023 Private Placement, and $16.1 million of proceeds from the issuance of Pre-Funded Warrants in connection with the April 2023 Private Placement, partially offset by a $10.0 million repayment of our promissory note and the payment of $1.2 million of deferred transaction costs.

Cash provided by financing activities for the period ended December 31, 2022 was $14.8 million, which consisted of $10.0 million from the issuance of Series A-1 convertible preferred shares of Legacy Zura in March 2022 and $7.6 million in net proceeds from the issuance of the Note to Hydra, partially offset by the payment of $2.8 million of deferred transaction costs.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate research and development costs incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel and service providers to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced. To date, our estimated accruals have not differed materially from actual costs incurred.

External costs consist primarily of payments to third parties in connection with our process development, manufacturing and clinical development activities. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date. We allocate external costs by program and functional area. Internal costs consist primarily of employee-related costs including salaries, related benefits and share-based compensation expense for employees engaged in research and development functions. We do not allocate internal costs by program because these costs are deployed across multiple programs and, as such, are not separately classified.

Share-Based Compensation

When share-based awards are granted to executives, directors, employees, and consultants, the fair value of the equity instruments at the date of grant is charged to the consolidated statements of operations over the vesting period. When the terms and conditions are modified before they vest, any increase in the fair value of the shares, measured immediately before and after the modification, is also charged to the consolidated statements of operations.

We recognize share-based compensation expense for share options on a straight-line basis over the requisite service period and account for forfeitures as they occur. Our share-based compensation costs are based upon the grant date fair value of options estimated using the Black-Scholes option pricing model.

This model utilizes inputs which are highly subjective assumptions and generally require significant judgment. These assumptions include:

Expected volatility—Due to our limited operating history and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the share-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

Expected term—The expected term represents the period that the stock-based awards are expected to be outstanding. We have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, which is generally between 5 to 10 years.

Dividend Yield—We have never paid dividends on our ordinary shares and have no plans to pay dividends on our ordinary shares. Therefore, we used an expected dividend yield of zero.

Redeemable Noncontrolling Interest

Our consolidated subsidiary Z33 issued its Series Seed Preferred Shares to Stone Peach as a finder’s fee for the 2022 Lilly License. As the agreement to issue the Z33 preferred shares included embedded put and call features, the shares issued to Stone Peach represent redeemable noncontrolling interest that we were required to initially measure at fair value at issuance. The agreement between Z33 and Stone Peach was amended in both April 2023 and November 2023. The amendments were accounted for as extinguishments and reissuances of the Z33 Series Seed Preferred Shares which triggered the Company to remeasure the fair value of the Z33 Series Seed Preferred Shares at those points in time.

The fair value of the shares without the embedded features was first determined using an option pricing model which utilizes inputs which are highly subjective assumptions and generally require significant judgement. These assumptions include expected volatility, expected term, the underlying value of Z33’s equity, a discount for lack of control, and a discount for lack of marketability.

We then valued the embedded put and call features utilizing the Black-Scholes option pricing model utilizing inputs which are highly subjective and require significant judgement, including expected volatility, expected term, and the fair value of a Z33 preferred share.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Annual Report for a description of recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information otherwise required by this Item 3.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 29, 2023, the Company engaged WithumSmith+Brown, PC (“Withum”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2023. The Company’s Board of Directors and audit committee approved Withum’s engagement. Withum served as the independent registered public accounting firm of Zura Bio Limited, a limited company incorporated under the laws of England and Wales (“Zura”), prior to the closing of the Business Combination. Accordingly, Marcum LLP (“Marcum”), the Company’s independent registered public accounting firm prior to the Business Combination, was terminated as of such date.

Marcum’s report of independent registered public accounting firm dated March 28, 2023 on the Company’s balance sheet as of December 31, 2022, the related statements of operations, shareholders’ deficit and cash flows for the period from March 10, 2021 (the Company’s inception) through December 31, 2022 and the related notes to the financial statements did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope or accounting principles.

During the period from March 10, 2021 (the Company’s inception) through December 31, 2022 and the subsequent interim period through March 29, 2023, there were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference thereto in its reports on the Company’s financial statements for such periods. During the period from March 10, 2021 (the Company’s inception) through December 31, 2022 and the subsequent interim period through March 29, 2023, there have been no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K) other than the material weakness in internal controls identified by management related to the lack of ability to account for complex financial instruments and the improper accounting and reporting in the Company’s historical financial statements of certain proceeds from the Company’s initial public offering.

During the period from March 10, 2021 (the Company’s inception) through December 31, 2022 and the subsequent interim period through March 29, 2023, (i) the Company did not (a) consult with Withum as to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements and (b) receive a written report or oral advice that Withum concluded was an important factor considered by the Company in reaching a decision as to such accounting, auditing, or financial reporting issue; and (ii) the Company did not consult Withum on any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2023, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

No Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not contain an attestation report of our registered public accounting firm regarding internal control over financial reporting since the Company, as an “emerging growth company” is not required to provide such report pursuant to Section 404.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On March 24, 2024, the Board of Directors approved a CEO transition from Someit Sidhu, our Founder, Chief Executive Officer and Director, to Robert Lisicki, effective April 8, 2024. Dr. Sidhu joined Zura Bio as the founding CEO at the time Zura Bio became a public company. Dr. Sidhu led the in-licensing of the Company’s current pipeline molecules including tibulizumab, a bispecific antibody which is a dual antagonist of BAFF and IL-17. In addition, Dr. Sidhu completed a successful capital raise enabling the Company to meaningfully advance the development of its assets.

Mr. Lisicki, the Company’s current President and Chief Operating Officer, will be promoted to the Company’s Chief Executive Officer on April 8, 2024. Dr. Sidhu will remain on the Board as a non-independent Director and Mr. Lisicki will join the Board as a non-independent Director increasing its membership from nine Directors to ten.

Except as otherwise set forth herein, there is no arrangement or understanding between Mr. Lisicki and any other person pursuant to which he was appointed as the Chief Executive Officer, and there are no transactions in which Mr. Lisicki has an interest requiring disclosure under Item 404(a) of Regulation S-K. In connection with the appointment, the Company expects to enter into its standard indemnification agreement with Mr. Lisicki, on substantially the same terms as the indemnification agreements previously entered into between the Company and each of its directors and executive officers.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current Directors and Executive Officers are as follows:

Name	Age	Position(s)
Executive Officers
Someit Sidhu	34	Founder, Chief Executive Officer and Director
Robert Lisicki	57	President and Chief Operating Officer
Gary Whale	50	Chief Technology Officer
Kim Davis	56	Secretary and Chief Legal Officer
Kiran Nistala	51	Chief Medical Officer and Head of Development
Michael Howell	47	Chief Scientific Officer
Verender Badial	51	Chief Financial Officer

Non-employee Directors
Amit Munshi (1)(2)	55	Director, Chairman of the Board
Sandeep Kulkarni (2)(3)	42	Director
Arnout Ploos van Amstel (3)	58	Director
Steve Schoch (1)	64	Director
Jennifer Jarrett (1)	53	Director
Neil Graham (3)	64	Director
Parvinder Thiara (2)(3)	38	Director
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Executive Officers

Someit Sidhu, has served as a Founder, Chief Executive Officer and Director since March 2023. He will resign from his position as Chief Executive Officer on April 8, 2024 (he will continue to serve as a director). He is the Co-Founder and has been the CEO of Akaza Bioscience since 2019 and the CEO of Izana Bioscience since 2017 as well as the Co-Founder of Pathios Therapeutics. Since July 2021, Dr. Sidhu has served as the Chairman and Chief Executive Officer of JATT Acquisition Corp. Dr. Sidhu has broad expertise covering various topics in the life sciences industry. Prior to these companies, he advised many large international pharmaceutical companies as a management consultant at McKinsey & Co, where he primarily focused on Pharmaceutical R&D and Portfolio Strategy. Dr. Sidhu gained medical experience during his time in Cardiology and General Surgery after graduating from the Oxford Medical School. We believe Dr. Sidhu is well-qualified to serve as a Director due to his extensive operational and investment experience in the life sciences industry.

Verender S. Badial, has served as Chief Financial Officer since March 2023. He has more than 20 years of experience as an investment banker and is currently Managing Director of Cryfield Investments, which he founded in 2015 and is responsible for the corporate finance services and capital fundraising activities. Between 1997 and 2015, Mr. Badial held executive functions in the Equity Capital Markets departments of Rothschild (ABN AMRO) and Societe Generale, allowing him to leverage rich experience in structuring and executing equity capital markets transactions as well as building up an extensive network. Mr. Badial also held the role of Managing Director with Rothschild (ABN AMRO) and Societe Generale within the investment banks and is experienced in both buy- and sell-side advisory transactions incorporating leveraged and structured equity and debt finance solutions with a key focus on financial sponsor portfolios in pharma and healthcare. Mr. Badial brings unique capabilities for the target identification and business combination processes based on his expertise from acquiring and funding numerous corporates, raising capital for M&A and IPOs coupled with significant expertise in analyzing potential financial or management improvements to operational businesses. Mr. Badial graduated with an honor’s degree from the London School of Economics & Political Science.

Kim Davis is our Secretary and Chief Legal Officer and served in such position at Legacy Zura since September 2022. Previously, Ms. Davis served as Vice President, Deputy General Counsel and Chief Compliance Officer of Arena Pharmaceuticals, Inc. from 2020 to until its acquisition by Pfizer in September 2022. From 2014 to 2020, Ms. Davis was Vice President and Chief Compliance Officer of Kaleo, Inc. From 2011 to 2014, Ms. Davis was Vice President and Health Care Law & Compliance Officer of Impax Laboratories, Inc. (now Amneal Pharmaceuticals LLC). In previous roles, Ms. Davis was Executive Director from 2008 to 2011 and Associate General Counsel from 2000 to 2008 at Amgen, Inc. Ms. Davis holds a Juris Doctor from Pepperdine University School of Law, and a Bachelor of Arts in Business Management from Sweet Briar College.

Gary Whale has served as Chief Technology Officer since the Business Combination and served in such position at Legacy Zura since February 2023. Before joining Legacy Zura, Dr. Whale was employed as Vice President, Global Head of Technical Operations at EUSA Pharma, starting in May 2020. until the company was successfully sold in 2022 to a larger Italian specialty care company, Recordati S.p.A. Prior to this, from January 2018 to April 2020, Dr. Whale was Chief Operating Officer at VHsquared, a biotech start-up company. From March 2014 to January 2018, Dr. Whale was VP CMC & Manufacturing Operations at VHsquared. Previously, Dr. Whale spent a number of years at other companies, such as: Emergent BioSolutions from January 2007 to June 2013, Microscience Ltd from September 2002 to May 2007 and Proctor and Gamble from November 1996 to October 1999, all of which were in a technical operations role. Dr. Whale holds a bachelor’s degree in Biochemistry and a master’s degree in Microbiology from the University of London, and a PhD in the purification and characterization of bacterial cell surface antigens from Robert Gordon University.

Michael Howell has served as Chief Scientific Officer since April 2023, and previously served as Senior Vice President for Translational Medicine of Zura since December 2022. Dr. Howell concurrently serves as Founder of Mountaineer Biosciences, Inc since January 2022, as Scientific Advisor of Ornovi, Inc. since August 2020 and as Co-Founder of Galileo Biosystems Inc. since June 2021. Previously, Dr. Howell served as Scientific Advisor of Galileo Biosystems Inc. from February 2020 until June 2021. From August 2020 to November 2022, Dr. Howell was Chief Scientific Officer of DermTech, Inc. Prior to this, Dr. Howell was Senior Director of Translational Medicine of Incyte Corporation from October 2016 to August 2020. In previous roles, Dr. Howell was Principal Scientist and Associate Director at MedImmune, LLC from December 2013 to November 2016, Senior Director of Biomarker and Discovery Research at the Immune Tolerance Network from June 2012 to December 2013, and Principal Scientist of Boehringer Ingelheim GmbH from April 2010 to August 2012. Dr. Howell holds a Bachelor of Science in Biology and Chemistry from Messiah University and a Ph.D. in Microbiology and Immunology from West Virginia University School of Medicine.

Kiran Nistala has served as Chief Medical Officer and Head of Development since November 2023. He is an experienced physician and immunologist with nearly two decades of expertise in translational medicine and the strategic design of clinical trials, spanning a diverse spectrum of medical disorders. His primary areas of specialization encompass rheumatology, dermatology, and respiratory disorders. From March 2020 to October 2023, Dr. Nistala served as the Vice President of late-stage clinical development in Immunology at AstraZeneca, where he was instrumental to their therapeutic build in autoimmune disease. His primary focus was on Immunology programs aimed at addressing conditions such as lupus, myositis, and eosinophilic disorders. He led the clinical team and set the strategy for AZ’s scleroderma Phase 3 trial. Prior to his tenure at AstraZeneca, Dr. Nistala held a series of increasingly senior positions at GlaxoSmithKline from December 2015 to February 2020, where his contributions ranged from pivotal roles in research strategy, immune safety governance boards, design of clinical protocols and championing translational medicine initiatives. In addition to his corporate roles, Dr. Nistala served as an Honorary Consultant in pediatric rheumatology at Great Ormond Street Hospital for Children NHS Foundation Trust in the United Kingdom, demonstrating his commitment to both academic and clinical excellence. Dr. Nistala earned a bachelor’s degree in Psychology from the University of Cambridge in 1993, an MBBS in 1996 and a PhD in Immunology in 2010 from University College London, and completed his scientific training with a prestigious Clinician Scientist Fellowship from the Wellcome Trust in 2015.

Robert Lisicki has served as President and Chief Operating Officer since January 2024. He will become our Chief Executive Officer and a director on April 8, 2024. He is an experienced executive leader with a career spanning 30 years in the biopharmaceutical industry. Mr. Robert Lisicki has been serving on the boards of Adiso Therapeutics and Cadrenal Therapeutics, Inc. since October 2023 and July 2023, respectively. He served as the Chief Commercial Officer at Arena Pharmaceuticals from October 2018 to March 2022, a prominent biopharmaceutical company acquired by Pfizer for $6.7 billion in 2022. At Arena, Mr. Robert Lisicki had accountability for building the company’s global commercial infrastructure and contributed to its mergers and acquisitions activities totaling nearly $8.0 billion. Prior to Arena, Mr. Robert Lisicki served as Vice President and General Manager of Inflammation and Cardiovascular at Regeneron Pharmaceuticals. In this dual role, he led both commercial and developmental initiatives. His career also includes senior leadership roles as CEO and Board Member, InCarda Therapeutics; CCO, Daiichi Sankyo, Inc.; and VP, Amgen, with his initial experience in sales and marketing at The Janssen Pharmaceutical Companies of Johnson & Johnson. He holds a Bachelor of Science degree in Finance and Economics from the State University of New York, Albany, New York.

Non-employee Directors

Amit D. Munshi has served as the Chairman of our Board of Directors since March 2023 and with Legacy Zura since November 2022. Currently, Mr. Munshi is the Chief Executive Officer & President at ReNAgade Therapeutics. Prior, Mr. Munshi was President and Chief Executive Officer of Arena Pharmaceuticals Inc. from May 2016 to March 2022 and a member of the Board of Directors from June 2016 until March 2022, when Arena Pharmaceuticals was sold to Pfizer Inc. Previously, Mr. Munshi served as President and Chief Executive Officer and as a director of 288 Epirus Biopharmaceuticals, Inc., a biopharmaceutical company focused on biosimilars, and Percivia LLC, a biotechnology company which was sold to Johnson & Johnson. Subsequent to an asset sale, in July 2016, Epirus filed a voluntary Chapter 7 petition in the United States Bankruptcy Court for the District of Massachusetts. Prior to Epirus and Percivia, Mr. Munshi was a co-founder and served as Chief Business Officer of Kythera Biopharmaceuticals, Inc. from 2005 to 2010, which was sold to Allergan plc, and held multiple leadership positions at Amgen Inc. from 1997 to 2005, including General Manager, Nephrology Europe. He has served as the Chairman of the Board of Enterprise Therapeutics since January 2020.

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

Arnout Ploos van Amstel, has served as a director since November 9, 2023 is an executive leader in Life Sciences/Biotech with more than 30 years of business and operations experience in a wide variety of leadership positions and geographies. Arnout consistently excelled in devising and implementing comprehensive strategies across Development, Medical, and Commercial-Access domains. He founded Apaxcel Life Sciences GmbH in April 2019, a consulting company that supports biopharma customers in creating strategies that accelerate outcomes. He is currently serving as strategic consultant through Apaxcel Life Sciences GmbH. He is a founder of MoonLake Immuntherapeutics AG since January 2020, a biotech company dedicated to next-level therapies in inflammatory diseases. From July 2010 to March 2019, he worked as the President and Managing Director and then Senior Vice President for Novartis, leading its Global Business Unit Immunology/Dermatology where he achieved remarkable portfolio growth, notably with the success of COSENTYX® (secukinumab), XOLAIR® (omalizumab) for chronic spontaneous urticaria (CSU), and with the consistent growth of "orphan blockbuster" ILARIS® (canakinumab). Mr. Ploos van Amstel’s experience includes leadership roles at Wyeth Pharmaceuticals and Novartis with executive positions in the US, Canada, Greece, the Netherlands and Switzerland. He was born and raised in the Netherlands and holds a Master’s degree in Economics from the University of Groningen.

Jennifer Jarrett, has served as a director since March 2023 and with Legacy Zura since January 2023. Ms. Jarrett has served as Chief Operating Officer of Arcus Biosciences, a biotechnology company, since October 2020. From January 2019 through September 2020, she served as Vice President of Corporate Development and Capital Markets of Uber Technologies, a technology company, and from June 2018 to January 2019 served as Arcus Bioscience’s Chief Operating Officer and Chief Financial Officer and as its Chief Business Officer and Chief Financial Officer from March 2017 to June 2018. From March 2016 to October 2016, Ms. Jarrett was the Chief Financial Officer of Medivation, a commercial biopharmaceutical company, which was acquired by Pfizer. Before Medivation, Ms. Jarrett spent 20 years in investment banking, most recently at Citigroup where she ran the firm’s west coast life sciences investment banking practice, and prior to that at Credit Suisse and Donaldson, Lufkin & Jenrette. Ms. Jarrett currently serves on the board of Arcus Biosciences, Inc. and Syndax Pharmaceuticals, Inc., each of which is a publicly traded company, and previously served on the boards of Arena Pharmaceuticals, Inc. Audentes Therapeutics, Inc. and Consonance-HFW Acquisition Corp. Ms. Jarrett received a B.A. in Economics from Dartmouth College and her M.B.A. from the Stanford Graduate School of Business. We believe she is well-qualified to serve as a director due to her extensive finance and operational experience.

Neil Graham M.B.B.S., M.D., M.P.H., has served as a director since March 2023 and with Legacy Zura since January 2023. Dr. Graham, is an expert in immunology and inflammation with more than 30 years’ experience in global drug development and commercialization, crossing early and late-stage clinical trials in dermatology, allergy, rheumatology, virology, and pulmonology. From February 2021 to January 2022, Dr. Graham served as Chief Medical Officer of Tiziana Life Sciences LTD, a biotechnology company. Prior to Tiziana, Dr. Graham was VP-Strategic Program Direction & Immunology at Regeneron Pharmaceuticals, Inc. from April 2010 to January 2020. In previous roles, Dr. Graham occupied the position of Chief Operating Officer at XTL Biopharmaceuticals Ltd. from January 2002 to June 2005, SVP-Program & Portfolio Management at Trimeris, Inc. from June 2005 to February 2007, Senior Vice President-Program & Portfolio at Vertex, Inc. from April 2007 to November 2009 and Associate Professor at Johns Hopkins Bloomberg School of Public Health from October 1989 to March 1997. Dr. Graham currently serves on the boards of ASLAN Pharmaceuticals and Pharmaxis Ltd. Dr. Graham holds an MD, MPH, MBBS from the University of Adelaide. We believe he is well-qualified to serve as a director due to his extensive scientific and operational experience.

Parvinder Thiara has served as a member of our board of directors since June 2022. Mr. Thiara founded Athanor Capital in January 2017, a New York-based hedge fund manager, and currently serves as its Chief Investment Officer. Mr. Thiara also serves as a member of Tourmaline Bio’s board of directors since September 2022. Previously, Mr. Thiara held various roles at D.E. Shaw & Co., including most recently as a Senior Vice President. Mr. Thiara earned a B.A. degree in Chemistry from Harvard College and an M.Sc. degree in Theoretical Chemistry from Oxford University as a Rhodes Scholar. ZB believes Mr. Thiara is qualified to serve on its board of directors due to his medical and scientific background, combined with his significant experience as a manager and investor in the life sciences industry.

Sandeep C. Kulkarni, M.D., has served as a director of Zura since March 2023 and served as a Director of Legacy Zura since March 31, 2022. He is currently the Chief Executive Officer and co-founder of Tourmaline Bio, LLC, since September 2021. Prior to this, Dr. Kulkarni was a Managing Director at KVP Capital from August 2020 to June 2022. Prior to KVP, Dr. Kulkarni served in multiple roles at RoivantSciences from July 2018 to June 2020, including as the Chief Operating Officer of lmmunovant, Inc, Vice President Special Projects, and Ombudsman to the Investment Committee. From September 2017 to February 2018, Dr. Kulkarni was Senior Investment Analyst at Consonance Capital, a healthcare investment firm, and Investment Analyst on the Life Sciences team at QVT Financial LP from April 2013 to August 2017. From August 2009 to May 2012, Dr. Kulkarni was a consultant, then Project Leader at the Boston Consulting Group, Inc., where he focused on the biopharma sector. Dr. Kulkarni earned a B.A. in Economics from Harvard College and an M.D. from the University of California, San Francisco.

Steve Schoch, has served as a director since March 2023 and with Legacy Zura since January 2023. He served as a member of the Board of Directors of Arena Pharmaceuticals and chaired the Audit Committee from June, 2021 until the company was acquired by Pfizer in March of 2022. Mr. Schoch currently serves as Chief Operating Officer and Chief Financial Officer of FLYR Labs, a position he has held since 2022. Prior to joining FLYR Labs, Mr. Schoch served as Chief Financial Officer at 23andMe, Inc. from 2018 to 2022. Mr. Schoch served as the Chief Executive Officer of Miramax Films NY, LLC from 2012 – 2017, while concurrently serving as Miramax’s Chief Financial Officer, a position he held beginning in 2010. From 2001 to 2010, Mr. Schoch held various senior financial positions at Amgen, Inc., including Corporate Controller and divisional Financial Vice President. He served as the Executive Vice President and Chief Financial Officer of eToys, Inc. from 1999 to 2001. Prior to eToys, Inc., Mr. Schoch held a variety of financial positions in the media industry, including at The Walt Disney Company and the Times Mirror Company. Mr. Schoch holds a B.S. in Civil Engineering degree from Tufts University and a M.B.A. degree from the Tuck School of Business Administration, Dartmouth College.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors determined each of Amit Munshi, Sandeep Kulkarni, Arnout Ploos van Amstel, Steve Schoch, Jennifer Jarrett, Neil Graham and Parvinder Thiara is “independent” as that term is defined under Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Audit Committee

The members of our audit committee are Amit Munshi, Jennifer Jarrett and Steve Schoch, each of whom can read and understand fundamental financial statements. Each of Amit Munshi, Jennifer Jarrett and Steve Schoch is independent under the rules and regulations of the SEC and Nasdaq listing standards applicable to audit committee members. Steven Schoch serves as the chair of the audit committee. The Zura board has determined that Steven Schoch qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of Nasdaq. In arriving at these determinations, the Zura board has examined each audit committee member’s scope of experience and the nature of their employment.

The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to the corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee the independent registered public accounting firm. Specific responsibilities of the audit committee will include:

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

Compensation Committee

The compensation committee consists of Sandeep Kulkarni, Amit Munshi and Parvinder Thiara. The chair of the compensation committee is Sandeep Kulkarni. The Zura board has determined that each member of the compensation committee is independent under the Nasdaq listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The primary purpose of the compensation committee will be to discharge the responsibilities of the board of directors in overseeing the compensation policies, plans and programs and to review and determine the compensation to be paid to executive officers, directors and other senior management, as appropriate. Specific responsibilities of the compensation committee include:

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

Nominating and Governance Committee

The nominating and governance committee consists of Arnout Ploos van Amstel, Neil Graham, Sandeep Kulkarni and Parvinder Thiara. The chair of the nominating and corporate governance committee is Parvinder Thiara. The Zura board has determined that each member of the nominating and corporate governance committee is independent under the Nasdaq listing standards.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

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

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Fiduciary Duties

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

i.	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
ii.	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
iii.	directors should not properly fetter the exercise of future discretion;
iv.	duty to exercise powers fairly as between different sections of shareholders;

v.	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
vi.	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Code of Conduct and Ethics

The Zura board has adopted a Code of Ethics. The Code of Ethics applies to all of our employees, officers, and directors, as well as all of our contractors, consultants, suppliers, and agents in connection with their work for Zura. The full text of our Code of Ethics has been posted on our website, which can be found at www.zurabio.com. We intend to disclose future amendments to, or waivers of, its Code of Conduct, as and to the extent required by SEC regulations, at the same location on its website identified above or in public filings. Information contained on our website is not incorporated by reference into this annual report, and you should not consider the information contained on our website to be part of this annual report.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during 2023.

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of executive compensation for our 2023 named executive officers. Our named executive officers for fiscal year ended December 31, 2023 are:

●	Someit Sidhu, our Chief Executive Officer;
●	Verender Badial, our Chief Financial Officer;
●	Kim Davis, our Chief Legal Officer;
●	Michael Howell, our Chief Scientific Officer;
●	Chris Cabell, our former Chief Medical Officer and Executive Vice President; and
●	Preston Klassen, our former President and Chief Operating Officer;

The following table sets forth information concerning the total compensation of the following persons, whom we refer to as our named executive officers: (i) our Chief Executive Officer and our Chief  Financial Officer, (ii) our next two most highly compensated executive officers on December 31, 2023 and (iii) two individuals who would have been included in this table but for the fact that such individuals were not serving as an executive officer as of December 31, 2023.

Summary Compensation Table

					Equity	Non-Equity
				RSU	Incentive Plan	Incentive Plan	All Other
		Salary	Bonus	Awards	Option Awards	Option Awards	Compensation
Name and Principal Position	Fiscal Year	($)	($)(2)	($)(1)	($) (1)	($)(1)	($)(5)	Total ($)
Someit Sidhu Chief Executive Officer	2023	420,620.04	—	—	10,202,828.46	—	22,316.51	10,645,765.01
Verender Badial Chief Financial Officer	2023	332,537.23	—	—	3,008,526.34	—	42,379.05	3,383,442.62
Kim Davis Chief Legal Officer	2023	425,000.00	121,250.00	2,580,076.44	—	1,580,520.37	28,431.78	4,735,278.59
Michael Howell Chief Scientific Officer	2023	394,166.69	45,000.00	599,429.80	—	1,458,943.64	70,729.59	2,568,269.72
Chris Cabell (3) former Chief Medical Officer and Executive Vice President	2023	438,360.15	170,920.00	849,194.40	—	2,066,834.91	46,333	3,571,642.46
Preston Klassen (4) former President and Chief Operating Officer	2023	111,888.88	196,800.00	—	—	3,648,189.36	—	3,956,878.24
(1)	The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer under our equity incentive plans, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.
(2)	The amounts in this column represent the applicable named executive officer’s total annual performance-based cash bonus for the year ending December 31, 2023.
(3)	Mr. Cabell resigned effective January 2024.
(4)	Mr. Klassen resigned effective April 2023.
(5)	All other compensation in 2023 include government mandated defined contribution plan, employer paid benefits, travel expenses, business reimbursements, and others.

Narrative to the Summary Compensation Table

We review compensation annually for all employees, including our named executive officers. In setting our named executive officers’ base salaries and bonuses and granting equity incentive awards, we seek to align pay for performance and consider, among other factors, compensation for comparable positions in the market, the historical compensation levels of our named executive officers, individual performance as compared to our expectations and objectives, our desire to motivate our named executive officers to achieve short- and long-term results that are in the best interests of our shareholders, and a long-term commitment to our company.

Base Salaries

In 2023, each of the named executive officers received an annual base salary to compensate them for services rendered to us. The base salary payable to each named executive officer was intended to provide a fixed component of compensation reflecting such executive’s skill set, experience, role, and responsibilities.

Annual Cash Bonuses

In 2023, each named executive officer was eligible to earn his/her bonus based on the attainment of company and individual performance metrics, as determined by the Board, in its discretion. The actual annual cash bonuses awarded to each named executive officer for 2023 performance are set forth above in the Summary Compensation Table in the column titled “Bonus”.

Employment Agreements with Our Named Executive Officers

Someit Sidhu

On April 7, 2023, the Company entered into a Service Agreement with its Chief Executive Officer, Dr. Someit Sidhu (the “Sidhu Agreement”), effective as of March 20, 2023. The terms of the Sidhu Agreement provide the following compensation and benefits while he is employed as Chief Executive Officer:

●	Annual salary equal to £425,000.

●	Eligibility to earn a discretionary bonus.
●	Participation in the Company’s benefit plans and reimbursement of Dr. Sidhu’s reasonable travel, hotel and entertainment expenses.

The Sidhu Agreement may be terminated by either party giving the other not less than three (3) months’ prior notice, subject to the Company’s right to buy out the three month notice period in its discretion by providing garden leave and its right to terminate this agreement immediately for cause (as defined under the Sidhu Agreement) without further payment of compensation except as required by law or for reimbursement of eligible incurred expenses.

If Dr. Sidhu’s employment is terminated by the Company without cause, Dr. Sidhu will be entitled to receive severance payments equal to six (6) months’ salary, subject to signing a release and complying with the obligations under his agreement. The Sidhu Agreement also contains certain customary obligations, including confidentiality and cooperation.

Verender Badial

On April 7, 2023, the Company entered into a Service Agreement with its Chief Financial Officer, Verender Badial (the “Badial Agreement”), effective as of March 20, 2023. The terms of the Badial Agreement are substantially the same as the Sidhu Agreement except that Mr. Badial’s salary is £336,000. It is anticipated that the Company will provide notice to terminate Mr. Badial’s employment without cause (as defined in the Badial Agreement) once the Company employs a successor Chief Financial Officer, at which point Mr. Badial would be entitled to severance payments equal to six (6) months’ salary, subject to signing a release and complying with the obligations under his agreement. The Badial Agreement also contains certain customary obligations, including confidentiality and cooperation.

Kiran Nistala

On November 30, 2023, the Company entered into a Service Agreement with Dr. Kiran Nistala, our Executive Vice President and Chief Medical Officer (the “Nistala Agreement”). The terms of the Nistala Agreement provide the following compensation and benefits while he is employed:

●	Annual salary equal to GBP £320,000.
●	Eligibility to earn a performance bonus of up to 40% of his annual salary, based on performance.
●	Participation in the Company’s benefit plans.

Under the terms of the Nistala Agreement, the Company may terminate the employment for cause under the Nistala Agreement with immediate effect without notice and with no liability to make any further payment to Dr. Kiran Nistala.

Robert Lisicki

On January 3, 2024, the Company entered into an employment agreement with Mr. Robert Lisicki, our President and Chief Operating Officer (the “Lisicki Agreement”). The terms of the Lisicki Agreement provide the following compensation and benefits while he is employed:

●	Annual salary equal to $440,000.
●	Eligibility to earn a performance bonus of up to 40% of his annual salary, based on performance.
●	Participation in the Company’s benefit plans.

Under the terms of the Lisicki Agreement, the Company may terminate the Lisicki Agreement at any time, with or without cause, for any reason or no reason whatsoever by the Company upon no less than ninety (90) calendar days’ written notice, or by Mr. Robert Lisicki upon no less than ninety (90) calendar days’ written notice, unless a lesser time is mutually agreed upon by both parties.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information regarding outstanding equity awards for each of our named executive officers as of December 31, 2023:

		Option Awards				RSU Awards
									Equity
								Equity	Incentive
								Incentive	Plan Awards:
							Market	Plan Awards:	Market Payout
		Number of				Number of	Value	Number of	Value of
		Securities	Number of			Shares or	of Shares	Unearned Shares,	Unearned
		Underlying	Securities			Units of	or Units of	Units or Other	Shares, Units or
		Unexercised	Unexercised	Option		Stock that	Stock that	Rights that	Other Rights
		Options	Options	Exercise	Option	have not	have not	have not	that have not
	Date	Exercisable	Unexercisable	Price	Expiration	Vested	Vested	Vested	Vested
Name	Granted	(#)	(#)	($)	Date	(#)	($)	(#)	($)
Someit Sidhu	5/18/2023(1)	—	1,950,000	0.01	5/18/2033	—	—	—	—
Verender Badial	5/18/2023(2)	—	575,000	0.01	5/18/2033	—	—	—	—
Kim Davis	3/15/2023(3)	—	206,547	1.20	3/15/2033	—	—	—	—
	5/18/2023(3)	—	—	—	—	492,381	2,299,419	—	—
Michael Howell	3/15/2023(4)	—	190,659	1.20	3/15/2033	—	—	—	—
	5/18/2023(4)	—	—	—	—	114,395	534,225	—	—
Chris Cabell	3/15/2023(5)	—	270,100	1.20	3/15/2033	—	—	—	—
	5/18/2023(5)	—	—	—	—	162,060	756,820	—	—
Preston Klassen	3/15/2023	59,594	—	1.20	3/15/2033	—	—	—	—
(1)	25% of the options vest on May 18, 2024 and 2.083% vest at the end of each month thereafter.
(2)	25% of the options vest on May 18, 2024 and 2.083% vest at the end of each month thereafter.
(3)	25% of the RSUs vest on May 18, 2024, 2025, 2026 and 2027, respectively; 25% of the options vest on March 15, 2024 and 2.083% vest at the end of each month thereafter.
(4)	25% of the RSUs vest on May 18, 2024, 2025, 2026 and 2027, respectively; 25% of the options vest on March 15, 2024 and 2.083% vest at the end of each month thereafter.
(5)	25% of the RSUs vest on May 18, 2024, 2025, 2026 and 2027, respectively; 25% of the options vest on March 15, 2024 and 2.083% vest at the end of each month thereafter.

Equity Incentive Plan Information

For equity incentive plan information, see Note 9 to the Notes to Consolidated Financial Statements.

Compensation of Directors

For the year ended December 31, 2023, the Company paid each non-employee director certain directors’ fees to serve on the board. Options to purchase Class A Ordinary Shares may be issued in addition to the director’s annual fee. Expenses incurred in attending Board of Director meetings and committee meetings may be reimbursed. The following table describes all compensation for each director for the year ended December 31, 2023.

				Non-equity
	Fees			Incentive
	earned or	RSA	Equity Incentive Plan	Plan	Other
	paid in	Awards	Awards	Awards	Compensations	Total
Name	cash ($)	($)	($)	($) (1)	($) (3)	($) (h)
Amit Munshi	$89,000.00	$4,079,942.88	$1,427,834.00	$5,589,553.34	$—	$11,097,330.22
Garry Neil (2)	$51,521.74	—	$30,731.60	$97,595.01	—	$128,326.61
Jen Jarrett	$58,000.00	—	$30,731.60	$97,595.01	—	$128,326.61
Neil Graham	$56,000.00	—	$30,731.60	$97,595.01	—	$128,326.61
Sandeep Kulkarni	$68,000.00	—	$835,816.72	—	$702.25	$836,518.97
Steve Schoch	$66,000.00	—	$30,731.60	$97,595.01	—	$128,326.61
Parvinder Thiara	$47,076.09	—	—	—	—	$47,076.09
Arnout Ploos van Amstel	$8,065.22	—	—	—	$933.59	$8,998.81

(1)	The amounts in this column represent the aggregate grant-date fair value of awards granted to each named director and former director, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.
(2)	Dr. Neil resigned effective November 2023.
(3)	All other compensation in 2023 include travel expenses, business reimbursements, and others.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding the beneficial ownership of our Class A ordinary shares as of March 25, 2024 by: (i) each of our Named Executive Officers; (ii) each of our executive officers and directors; (iii) all of our executive officers and directors as a group; and (iv) each person or entity, or group of affiliated persons or entities, known by us to beneficially own more than 5% of our outstanding ordinary shares.

Information with respect to beneficial ownership is based on information furnished to us by each director, executive officer or shareholder who holds more than 5% of our outstanding ordinary shares, and Schedules 13G or 13D filed with the SEC, as the case may be. Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable within 60 days of March 15, 2024. Options and warrants to purchase Class A ordinary shares that are exercisable within 60 days of March 15, 2024 are deemed to be beneficially owned by the persons holding these options and warrants for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage. Except as indicated in the footnotes below, each of the beneficial owners named in the table below has, to our knowledge, sole voting and investment power with respect to all Class A Ordinary Shares listed as beneficially owned by him or her, except for Class A Ordinary Shares owned jointly with that person’s spouse.

We have based our calculation of beneficial ownership on 43,593,678 of our Class A Ordinary Shares outstanding as of March 26, 2024. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o Zura Bio Limited, 1489 W. Warm Springs Rd., #110, Henderson, Nevada.

	Number of	Percentage of
Name of Beneficial Owner	Shares	Shares
5% and Greater Shareholders:
Athanor Capital, L.P.(1)	4,801,633	11.0%
JATT Ventures, L.P.(2)	3,134,701	7.2%
Hana Immunotherapeutics LLC(3)	5,404,274	12.4%
Deep Track Biotechnology Master Fund Ltd.(4)	4,205,000	9.6%
AI Biotechnology LLC(5)	4,388,560	10.1%
Ewon Comfortech Co., Ltd.(6)	3,653,466	8.4%
Willow Gate LLC(10)	3,177,623	7.3%
Pfizer Inc.(7)	2,970,022	6.8%
Averill Master Fund, Ltd.(8)	2,850,000	6.5%
Stone Peach Properties LLC(9)	2,701,543	6.2%
Executive Officers and Directors:
Someit Sidhu(2)	7,678,420	17.6%
Verender Badial(11)	811,883	1.5%
Chris Cabell(12)	108,040	*
Kim Davis(13)	60,241	*
Gary Whale(14)	46,339	*
Michael Howell(15)	55,608	*
Amit Munshi(16)	242,645	*
Sandeep Kulkarni(17)	140,353	*
Arnout Ploos van Amstel(18)	20,000	*
Steve Schoch(19)	3,720	*
Jennifer Jarrett(20)	3,720	*
Neil Graham(21)	3,720	*
Parvinder Thiara(1)	4,801,633	11.0%
All current executive officers and directors as a group (13 individuals)	13,976,322	32.1%

(*) Represents beneficial ownership of less than 1%.

(1)Consists of (i) 3,357,742 Class A ordinary shares that are held of record by Athanor Master Fund, LP, a Cayman Islands limited partnership (“Athanor MF”) and (ii) 1,443,891 Class A ordinary shares that are held of record by Athanor International Master Fund, LP, a Cayman Islands limited partnership (“Athanor IMF”). Athanor Capital Partners, LP, a Delaware limited partnership (“Master GP”), is the general partner of Athanor MF. Athanor International Fund GP, LP, a Delaware limited partnership (“International Master GP”), is the general partner of Athanor IMF. Athanor Capital, LP, a Delaware limited partnership (“Athanor Capital”) is the investment adviser to Athanor MF and Athanor IMF. Athanor Capital GP, LLC, a Delaware limited liability company (“Athanor Capital GP”), is the general partner of Athanor Capital. Parvinder Thiara is the managing member of (i) Athanor Capital GP, (ii) Athanor Capital Partners GP, LLC (“ACPGP”), the general partner of Master GP, and (iii) Athanor International Fund Ultimate GP, LLC (“AIFUGP”), the general partner of International Master GP and has voting and dispositive power over the shares held by Athanor MF and Athanor IMF. The business address of each of Athanor MF, Athanor IMF, Master GP, International Master GP, Athanor Capital, Athanor Capital GP, ACPGP, AIFUGP and Parvinder Thiara is 888 Seventh Avenue, 21st Floor, New York, NY 10019. The amount reported in this table does not include 500,000 Shares that Mr. Thiara agreed to purchase pursuant to that certain Subscription Agreement, dated May 26, 2023, by and among Mr. Thiara and Zura, which Mr. Thiara assigned to Willow Gate pursuant to that certain Assignment and Assumption Agreement, dated May 9, 2023, by and among Mr. Thiara and Willow Gate LLC. The table also excludes options held by Mr. Thiara to purchase 48,149 Class A ordinary shares that are not exercisable within 60 days of March 15, 2024.
(2)Includes securities owned by JATT Ventures, L.P. a Cayman Islands exempted limited partnership (the “Sponsor”), which is the record holder of 351,000 Class A ordinary shares, including 2,738,701 Class A ordinary shares underlying private placement warrants. Dr. Someit Sidhu is the sole director of JATT Ventures, Ltd., which is the sole general partner of the Sponsor, and has voting and dispositive power over the Class A ordinary shares held by the Sponsor and separately and beneficially owns an additional 4,543,719 Class A ordinary shares, including 1,750,000 Class A ordinary shares underlying public warrants and 656,573 Class A ordinary shares underlying the private warrants.
(3)Consists of Class A ordinary shares, which are held of record by Hana Immunotherapeutics LLC (“Hana”). Chris Kim is the controlling shareholder of Hana. Mr. Kim has voting and dispositive power over, and may be deemed to be the beneficial owner of, the shares held by Hana. The business address of Hana is 6 Centerpointe Dr. #625, La Palma, CA 90623.
(4)Includes pre-funded warrants to purchase 1,682,000 shares of Class A ordinary shares. The pre-funded warrants do not allow for an exercise that would result in the holder of such pre-funded warrants (together with its affiliates, any “group” or any other persons whose beneficial ownership could be aggregated with the holder) would beneficially own more than 9.99% of the Class A ordinary shares outstanding immediately following exercise. Deep Track Biotechnology Master Fund, Ltd. has a principal address of 200 Greenwich Ave., Suite 3, Greenwich CT 06830-2506.
(5)Includes pre-funded warrants to purchase 2,100,000 shares of Class A ordinary shares. The pre-funded warrants do not allow for an exercise that would result in the holder of such pre-funded warrants (together with its affiliates, any “group” or any other persons whose beneficial ownership could be aggregated with the holder) would beneficially own more than 9.99% of the Class A ordinary shares outstanding immediately following exercise. AI Biotechnology LLC has a principal address c/o Access Industries Management LLC, 40W 57th St. FL 28, New York, NY 10019-4012.
(6)Consists of Class A ordinary shares, including 1,653,466 of the Company’s Class A ordinary shares underlying private placement warrants, which are held of record by Ewon Comfortech Co., Ltd. (“Ewon”). The business address of Ewon is 8 Cheomdan 1-ro Jeongeup, Jeonbuk, 56212 Republic of South Korea.
(7)Consists of Class A ordinary shares, which are held of record by Pfizer Inc. (“Pfizer”). The business address of Pfizer is 235 East 42nd Street, New York, NY 10017.
(8)Averill Master Fund, Ltd. has a principal address c/o Suvretta Capital Management LLC, 540 Madison Ave. FL 7, New York, NY 10022-3213.
(9)Consists of Class A ordinary shares, which are held of record by Stone Peach Properties LLC (“Stone Peach”). Baljit Lehal has voting and dispositive power over the shares held by Stone Peach. The business address of Stone Peach is 2057 Stanton Rd, East Point, GA 30344.

(10)Consists of Class A ordinary shares, which are held of record by Willow Gate LLC (“Willow Gate”). Shashibhushan Borade has voting and dispositive power over the shares held by Willow Gate. The business address of Willow Gate is 35 Bethune St, New York, NY 10014. Includes 500,000 shares acquired on June 5, 2023, pursuant to that certain Subscription Agreement, dated May 26, 2023, by and among Mr. Thiara and Zura, which Mr. Thiara assigned to Willow Gate pursuant to that certain Assignment and Assumption Agreement, dated May 9, 2023, by and among Mr. Thiara and Willow Gate LLC.
(11)Excludes options held by Mr. Badial to purchase 575,000 Class A ordinary shares that are not exercisable within 60 days of March 15, 2024.
(12)Pursuant to certain Severance And General Release Agreement dated January 18, 2024 with Mr. Cabell, 67,525 of his stock options and 40,515 of his RSUs became vested and exercisable as of January 18, 2024. The rest of his unvested options and RSUs were canceled and forfeited.
(13)Excludes (i) options held by Ms. Davis to purchase 146,306 Class A ordinary shares that are not exercisable within 60 days of March 15, 2024, and (ii) 492,381 restricted share units held by Ms. Davis that do not vest within 60 days of March 15, 2024.
(14)Excludes options held by Dr. Whale to purchase 168,151 Class A ordinary shares that are not exercisable within 60 days of March 15, 2024.
(15)Excludes (i) options held by Dr. Howell to purchase 135,051 Class A ordinary shares that are not exercisable within 60 days of March 15, 2024, and (ii) 114,395 restricted share units held by Dr. Howell that do not vest within 60 days of March 15, 2024.
(16)Excludes equity grants consisting of (i) 374,995 Class A ordinary shares underlying RSUs granted to Mr. Munshi which will vest in four equal annual installments commencing on March 15, 2024, (ii) performance shares providing Mr. Munshi the option to purchase 306,373 Class A ordinary shares at an exercise price per share equal to $8.16, the fair market value of a Class A ordinary share on March 20, 2023 (the date of grant), which will become exercisable if the 20-day volume weighted average trading price of the Class A ordinary shares is over $30 per share at any time prior to March 20, 2028 (the fifth anniversary of the closing of the merger of ZBHL with a wholly-owned subsidiary of JATT), and (iii) 1,130,000 options granted on June 1, 2023. The Class A ordinary shares underlying the RSUs and options are excluded because they may not vest and will not be issued within 60 days of March 15, 2024. The performance shares underlying the options are excluded because it is indeterminable whether such options will become exercisable within 60 days of March 15, 2024.
(17)Excludes options held by Dr. Kulkarni to purchase 413,034 Class A ordinary shares. 140,353 options are exercisable and vest within 60 days of March 15, 2024.
(18)Excludes options held by Dr. Ploos van Amstel to purchase 48,149 Class A ordinary shares not exercisable or vest within 60 days of March 15, 2024.
(19)Excludes options held by Mr. Schoch to purchase 20,406 Class A ordinary shares, 3,720 of which are exercisable and vest within 60 days of March 15, 2024.
(20)Excludes options held by Ms. Jarrett to purchase 20,406 Class A ordinary shares, 3,720 of which are exercisable and vest within 60 days of March 15, 2024.
(21)	Excludes options held by Dr. Graham to purchase 20,406 Class A ordinary shares, 3,720 of which are exercisable and vest within 60 days of March 15, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Lilly ZB17 License

Effective April 26, 2023, ZB17 entered into the Lilly-ZB17 License Agreement with Lilly, pursuant to which Lilly granted to ZB17 the Lilly-ZB17 License to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“ZB-106”) in the field (meaning all uses including any and all human therapeutic, diagnosis, prevention, amelioration and prophylactic uses) worldwide. During certain specified periods, Lilly shall have the exclusive right to evaluate certain clinical trial results and determine whether it wishes to negotiate an agreement for the further development and commercialization of ZB-106 by Lilly. If Lilly provides notice to the Company before the expiry of the applicable period that it wishes to seek to negotiate an agreement, the parties will have good faith negotiations to agree commercially reasonable terms and conditions.

The Lilly-ZB17 License is sublicensable without Lilly’s consent to an affiliate of ZB17, provided that ZB17 provides prior written notice to Lilly. Lilly’s consent is required to sublicense to any third party other than a contact research organization or contract development and manufacturing organization. In all cases the sublicense must have terms consistent with the Lilly License. Neither ZB17 nor Lilly may assign its rights and obligations without the other party’s prior written consent, unless such transfer is to an affiliate or in the event of a change of control, in which case notice must be provided.

Lilly retains certain rights under the License Agreement, including its unrestricted ability to use certain intellectual property rights related to ZB-106 for Lilly’s and its affiliates’ research purposes.

If ZB17 fails to comply with any of its obligations under the License Agreement, Lilly may have the right to terminate the License, in which event the Company would not be able to market any product related to ZB-106.

As consideration, ZB17 will pay Lilly an irrevocable, non-refundable upfront fee of $18,590,000 divided into three tranches: the first tranche of $5,750,000 was paid in connection with the signing of the Lilly-ZB17 License; the second tranche consisted of 1,000,000 Class A Ordinary Shares issued pursuant to the Equity Grant Agreement (as defined and further described below); and the third tranche will be due and payable within ten business days of ZB17’s receipt of certain know-how, data, information and materials that Lilly is required to provide under the License Agreement. In addition, ZB17 agreed to the following additional payment terms:

●	pay Lilly four development milestone payments up to an aggregate of $155 million;
●	pay Lilly sales milestone payments up to an aggregate of $440 million based on respective thresholds of net sales of products developed from ZB-106; and
●	pay Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of ZB-106 in a country) an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales (as defined in the Lilly-ZB17 License Agreement) in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years.

Pursuant to the Lilly-ZB17 License Agreement, ZB17 is required to prepare a development plan to develop and seek regulatory approval for ZB-106 in several countries and then to commercialize each product where regulatory approval is obtained. If ZB17 fails to comply with the obligations under the Lilly-ZB17 License Agreement, or if ZB17 uses the licensed intellectual property in an unauthorized manner, ZB17 may be required to pay damages and Lilly may have the right to terminate the license.

Upon expiry of the Lilly-ZB17 License Agreement, the Lilly-ZB17 License shall become fully paid-up, non-exclusive, royalty-free, perpetual and irrevocable.

No royalty or milestone payments have been paid to date under the Lilly-ZB17 License Agreement.

ZB-106 Equity Grant Agreement

Concurrently with the execution of the Lilly-ZB17 License Agreement, as partial consideration for Lilly entering into the Lilly-ZB17 License Agreement, the Company and Lilly entered into that certain Equity Grant Agreement (the “ZB-106 Equity Grant Agreement”), dated as of April 26, 2023, pursuant to which the Company agreed to issue and grant to Lilly 1,000,000 Shares (the “Lilly Shares”) in a private placement transaction. The ZB-106 Equity Grant Agreement also contains customary representations, warranties, and covenants of each of the Company and Lilly. The closing under the Equity Grant Agreement occurred on May 3, 2023. Other than the benefit of the Lilly-ZB17 License Agreement with ZB17, the Company did not receive any consideration from Lilly for the issuance of the Lilly Shares.

In connection with the Equity Grant Agreement, the Company agreed to register the Lilly Shares under a Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement will govern the registration of the Lilly Shares for resale and includes certain customary registration rights requiring the company to file a registration statement with respect to the Lilly Shares.

April 2023 Private Placement Financing

Zura agreed to sell an aggregate of approximately 18.8 million Shares, and pre-funded warrants in lieu of Shares, to certain accredited institutional investors in the April 2023 Private Placement (as defined above). The April 2023 Private Placement resulted in gross proceeds to Zura of approximately $80 million in cash, before deducting placement agent fees and other offering expenses payable by Zura. In addition, Lilly received an aggregate of approximately $4.25 million in Shares in lieu of a portion of the upfront cash paid by Zura as consideration for the licensing transaction for ZB-106.

The ZB-106 Private Placement was led by Deep Track Capital, Great Point Partners, Suvretta Capital, and a leading life sciences-focused investment fund, alongside several additional new and existing investors.

Pursuant to the terms of the subscription agreements entered into with the investors in the April 2023 Private Placement (the “Second PIPE Subscription Agreements”), each Class A ordinary share was sold at a price of $4.25 per share and each pre-funded warrant was sold at a price of $4.249 per pre-funded warrant. Each pre-funded warrant will have an exercise price of $0.001 per Class A ordinary share. At the initial closing, investors have committed to purchase an aggregate of approximately 3.8 million Class A ordinary shares for a total of approximately $16 million in gross proceeds, excluding the shares issued to Lilly. At the second closing, which occurred on June 5, 2023, investors purchased an aggregate of approximately 15 million Class A ordinary shares and pre-funded warrants for an additional total of approximately $64 million in gross proceeds. Following the final closing of the April 2023 Private Placement, Zura has $120 million in cash and cash equivalents on hand, which it believes will be sufficient to fund its planned operating expenses and capital expenditure requirements through 2026.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information for the respective periods, registration statements for the IPO and for the proposed business combination and other required filings with the SEC was $0.7 million for the fiscal year ended December 31, 2023. We paid $0.7 million and the balance amount to be paid was $-0- at December 31, 2023. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the fiscal year ended December 31, 2023.

Tax Fees. We did not pay Withum for tax planning and tax advice for the fiscal year ended December 31, 2023.

All Other Fees. We did not pay Withum any other fees for the fiscal year ended December 31, 2023.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Form 10-K:

(1)Financial Statements:

(2)Financial Statement Schedules:

None.

(3)Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit	Description
2.1

Third Amendment dated as of January 13, 2023 to the Business Combination Agreement by and among JATT Acquisition Corp., JATT Merger Sub, JATT Merger Sub 2, Zura Holdings, Ltd. and Zura Bio Limited (incorporated by reference to Exhibit 2.1 of JATT’s Current Report on Form 8-K (File No. 001-40598), filed with the SEC on January 19, 2023).

4.1	Form of Pre-Funded Warrant to Purchase Ordinary Shares (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023).
4.2	Description of registrant's securities.
10.1*

License Agreement between Zura Bio Limited and Lonza Sales AG, dated July 22, 2022 (incorporated by reference to Exhibit 10.17 of JATT’s Form S-4/A (File No. 333-267005) filed with the SEC on February 17, 2023).

10.2*

License, Development and Commercialization Agreement, dated as of December 8, 2022, by and between Eli Lilly and Company and Z33 Bio Inc (incorporated by reference to Exhibit 10.22 of JATT’s Form S-4/A (File No. 333-267005) filed with the SEC on February 17,2023).

10.3†	Zura Bio Limited 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 of JATT’s Form S-4/A (File No. 333-267005) filed with the SEC on February 2, 2023).
10.4

Form of Subscription Agreement by and among Zura Bio Limited and the other parties signatories thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on May 3, 2023).

10.5†

Severance and General Release Agreement, dated April 7, 2023, by and between Zura Bio Limited and Preston Klassen (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on April 7, 2023).

10.6	Form of Employment Agreement for Someit Sidhu (incorporated by reference to Exhibit 10.31 of JATT’s Form S-4/A (File No. 333-267005) filed with the SEC on February 8, 2023).
10.7	Form of Second PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on May 2, 2023).
10.8	Share Option Award Agreement (incorporated by reference to Annex C of the Definitive Proxy Statement on Schedule 14A filed by the Issuer with the SEC on May 19, 2023).

10.9††*

License, Development and Commercialization Agreement between ZB17 LLC and Eli Lilly and Company, dated April 26, 2023 (incorporated by reference to Exhibit 10.38 to the Registration Statement filed by the Issuer with the SEC on August 25, 2023)

10.10†

Service Agreement, dated as of April 7, 2023, by and between the Company and Dr. Someit Sidhu (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on April 10, 2023).

10.11†

Service Agreement, dated as of April 7, 2023, by and between the Company and Verender Badial (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Issuer with the SEC on April 10, 2023).

10.12†	Offer Letter, dated March 2, 2023, to Amit Munshi, (incorporated by reference to Exhibit 10.28 of JATT’s Form 10-Q (File No. 001-40598) filed with the SEC on May 12, 2023).
10.13†††*	Service Agreement between Zura Bio Limited and Kiran Nistala (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on December 6, 2023).
10.14†	Employment Agreement between Zura Bio Limited and Robert Lisicki (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on January 8, 2023).
21.2	List of Subsidiaries of Zura Bio Limited (incorporated by reference to Exhibit 21.2 of JATT’s Form S-4/A (File No. 333-267005) filed with the SEC on October 25, 2022).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Indicates management contract or compensatory plan or arrangement.
††

The Registrant has redacted provisions or terms of this Exhibit pursuant to Regulation S-K Item 601(b)(10)(iv). While portions of the Exhibits have been omitted, these Exhibits include a prominent statement on the first page of each redacted Exhibit that certain identified information has been excluded from the exhibit because it is both not material and is the type that the Registrant treats as private or confidential. The Registrant agrees to furnish an unredacted copy of the Exhibit to the SEC upon its request.

#

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*Portions of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zura Bio Limited
Date: March 28, 2024	By:	/s/ Someit Sidhu, MD
Someit Sidhu, MD
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Someit Sidhu	Chief Executive Officer and Director	March 28, 2024
Someit Sidhu	(Principal Executive Officer)

/s/ Verender Badial	Chief Financial Officer	March 28, 2024
Verender Badial	(Principal Financial Officer)

/s/ Amit Munshi	Director, Chairman of the Board	March 28, 2024
Amit Munshi

/s/ Sandeep Kulkarni	Director	March 28, 2024
Sandeep Kulkarni

/s/ Arnout Ploos van Amstel	Director	March 28, 2024
Arnout Ploos van Amstel

/s/ Steve Schoch	Director	March 28, 2024
Steve Schoch

/s/ Jennifer Jarrett	Director	March 28, 2024
Jennifer Jarrett

/s/ Neil Graham	Director	March 28, 2024
Neil Graham

/s/ Parvinder Thiara	Director	March 28, 2024
Parvinder Thiara

ZURA BIO LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Zura Bio Limited:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zura Bio Limited (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in redeemable noncontrolling interest, convertible preferred shares, and shareholders’ equity (deficit), and cash flows for the year ended December 31, 2023 and the period from January 18, 2022 (date of inception) through December 31, 2022, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and the period from January 18, 2022 (date of inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2022.

East Brunswick, New Jersey

March 27, 2024

PCAOB ID Number 100

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Zura Bio Limited

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$99,806	$1,567
Prepaid expenses and other current assets	1,037	209
Total current assets	100,843	1,776
Deferred offering costs	—	3,486
Total assets	$100,843	$5,262

Liabilities, Redeemable Noncontrolling Interest, Convertible Preferred Shares, and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$20,302	$4,428
Note payable	—	7,756
Research and development license consideration liability	—	2,634
Total current liabilities	20,302	14,818
Private placement warrants	990	—
Total liabilities	21,292	14,818

Commitments and contingencies (Note 12)

Redeemable noncontrolling interest	18,680	10,000

Convertible preferred shares
Series A-1 convertible preferred shares, $0.001 par value, -0- and 13,510,415 shares authorized, issued and outstanding as of December 31, 2023 and 2022, respectively	—	12,500

Shareholders’ Equity (Deficit):
Preferred Shares, $0.0001 par value, 1,000,000 and -0- authorized as of December 31, 2023 and 2022, respectively; -0- issued and outstanding as of December 31, 2023 and 2022	—	—
Class A Ordinary Shares, $0.0001 par value, 300,000,000 authorized, 43,593,678 issued and outstanding as of December 31, 2023; 1,884,649 authorized, 279,720 issued and outstanding as of December 31, 2022	4	—
Additional paid-in capital	162,820	—
Accumulated deficit	(103,494)	(32,056)
Total Zura Bio Limited shareholders’ equity (deficit)	59,330	(32,056)
Noncontrolling interest	1,541	—
Total shareholders’ equity (deficit)	60,871	(32,056)
Total liabilities, redeemable noncontrolling interest, convertible preferred shares, and shareholders’ equity (deficit)	$100,843	$5,262

See accompanying notes to consolidated financial statements.

Zura Bio Limited

Consolidated Statements of Operations

(In thousands, except share and per share data)

		For the Period from
		January 18, 2022
	For the Year Ended	(date of inception) to
	December 31,	December 31,
	2023	2022
Operating expenses:
Research and development	$43,999	$23,689
General and administrative	18,639	3,473
Total operating expenses	62,638	27,162
Loss from operations	(62,638)	(27,162)
Other expense/(income), net:
Other expense, net	(17)	23
Interest income	(2,186)	(8)
Dividend income	(1,392)	—
Change in fair value of private placement warrants	(724)	—
Change in fair value of note payable	2,244	156
Total other expense/(income), net	(2,075)	171
Loss before income taxes	(60,563)	(27,333)
Income tax benefit	—	—
Net loss before redeemable noncontrolling interest	(60,563)	(27,333)
Net loss attributable to redeemable noncontrolling interest	203	1,595
Net loss	(60,360)	(25,738)
Accretion of redeemable noncontrolling interest to redemption value	(7,220)	(6,652)
Deemed contribution from redeemable noncontrolling interest	9,212	—
Deemed dividend to redeemable noncontrolling interest	(10,875)	—
Net loss attributable to Class A Ordinary Shareholders of Zura	$(69,243)	$(32,390)
Net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	$(2.09)	$(141.97)
Weighted-average Class A Ordinary Shares used in computing net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	33,064,036	228,148

See accompanying notes to consolidated financial statements.

Zura Bio Limited

Consolidated Statements of Changes in Redeemable Noncontrolling Interest, Convertible Preferred Shares, and Shareholders’ Equity (Deficit)

(In thousands, except share data)

	Redeemable	Convertible Preferred		Class A		Additional			Total
	Noncontrolling	Shares(1)		Ordinary Shares(1)		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	interest	Equity (Deficit)
Balance as of December 31, 2022	$10,000	125,000	$12,500	3,548	$—	$—	$(32,056)	$—	$(32,056)
Recapitalization, net of forfeited shares	—	13,385,415	—	276,172	—	—	—	—	—
Balance as of December 31, 2022	10,000	13,510,415	12,500	279,720	—	—	(32,056)	—	(32,056)
Issuance of Series A-1 convertible preferred shares as license compensation	—	267,939	2,186	—	—	—	—	—	—
Conversion of Series A-1 convertible preferred shares to Class A Ordinary Shares in connection with Business Combination	—	(13,778,354)	(14,686)	13,778,354	2	14,684	—	—	14,686
Issuance of Class A Ordinary Shares in connection with Business Combination, including PIPE Investment, Forward Purchase Investment, and Backstop Shares, net of $4.0 million of transaction costs	—	—	—	12,444,081	1	48,350	—	—	48,351
Issuance of Class A Ordinary Shares to settle research and development license consideration liability	—	—	—	550,000	—	4,488	—	—	4,488
Reclassification of public warrant liability to equity	—	—	—	—	—	2,001	—	—	2,001
Issuance of Class A Ordinary Shares in connection with April 2023 Private Placement, net of $9.8 million of transaction costs	—	—	—	15,041,530	1	54,133	—	—	54,134
Issuance of Pre-Funded Warrants in connection with April 2023 Private Placement	—	—	—	—	—	16,070	—	—	16,070
Issuance of Class A Ordinary Shares to Lilly in connection with 2023 Lilly License	—	—	—	1,000,000	—	7,840	—	—	7,840
Issuance of restricted share awards	—	—	—	499,993	—	—	—	—	—
Share-based compensation	—	—	—	—	—	13,059	—	—	13,059
Net loss	(203)	—	—	—	—	—	(60,360)	—	(60,360)
Accretion of redeemable noncontrolling interest to redemption value	7,220	—	—	—	—	(7,017)	(203)	—	(7,220)
Stone Peach Call Right issued to noncontrolling interest	—	—	—	—	—	—	—	1,541	1,541
Deemed contribution from redeemable noncontrolling interest	(9,212)	—	—	—	—	9,212	—	—	9,212
Deemed dividend to redeemable noncontrolling interest	10,875	—	—	—	—	—	(10,875)	—	(10,875)
Balance as of December 31, 2023	$18,680	—	$—	43,593,678	$4	$162,820	$(103,494)	$1,541	$60,871

Balance as of January 18, 2022 (date of inception)	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class A Ordinary Shares at inception	—	—	—	108	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares for cash	—	10,808,332	10,000	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred shares for license	—	2,702,083	2,500	—	—	—	—	—	—
Issuance of subsidiary redeemable preferred shares for license	4,943	—	—	—	—	—	—	—	—
Exercise of stock options, net of forfeited shares	—	—	—	279,612	—	—	—	—	—
Share-based compensation	—	—	—	—	—	334	—	—	334
Net loss	(1,595)	—	—	—	—	—	(25,738)	—	(25,738)
Accretion of redeemable noncontrolling interest to redemption value	6,652	—	—	—	—	(334)	(6,318)	—	(6,652)
Balance as of December 31, 2022	$10,000	13,510,415	$12,500	279,720	$—	$—	$(32,056)	$—	$(32,056)

(1) The Company’s convertible preferred shares and Class A Ordinary Shares prior to the closing of the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 108.083 established in the Business Combination Agreement as described in Note 3.

See accompanying notes to consolidated financial statements.

Zura Bio Limited

Consolidated Statements of Cash Flows

(In thousands)

		For the Period from
		January 18, 2022
	For the Year Ended	(date of inception) to
	December 31,	December 31,
	2023	2022
Cash flows from operating activities
Net loss before redeemable noncontrolling interest	$(60,563)	$(27,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development acquired license	27,381	21,892
Anti-dilution share issuance compensation	2,186	—
Share-based compensation expense	7,469	334
Change in fair value note payable	2,244	156
Change in fair value of research and development license consideration liability	1,854	185
Change in fair value of private placement warrants	(724)	—
Foreign exchange transaction gain	(17)	23
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(828)	(209)
Accounts payable and accrued expenses	5,944	3,750
Net cash used in operating activities	(15,054)	(1,202)
Cash flows from investing activities
Purchase of research and development license	(8,000)	(12,000)
Net cash used in investing activities	(8,000)	(12,000)
Cash flows from financing activities
Proceeds from issuance of Series A-1 convertible preferred shares	—	10,000
Proceeds from issuance of Ordinary Shares in connection with April 2023 Private Placement, net of $4.2 million of transaction costs	59,724	—
Proceeds from issuance of Class A Ordinary Shares upon Closing of Business Combination	56,683	—
Proceeds from issuance of Pre-Funded Warrants in connection with April 2023 Private Placement	16,070	—
Proceeds from note payable	—	7,600
Settlement of note payable	(10,000)	—
Payment of deferred transaction costs	(1,184)	(2,831)
Net cash provided by financing activities	121,293	14,769
Net increase in cash and cash equivalents	98,239	1,567
Cash and cash equivalents, beginning of period	1,567	—
Cash and cash equivalents, end of period	$99,806	$1,567

Supplemental Disclosure
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of Series A-1 convertible preferred shares for license	$—	$2,500
Conversion of Series A-1 convertible preferred shares for Class A Ordinary Shares	$14,686	$—
Accrued 2023 Lilly License consideration	$10,000	$—
Accretion of redeemable noncontrolling interest to redemption value	$7,220	$6,652
Deemed contribution from redeemable noncontrolling interest	$9,212	$—
Deemed dividend to redeemable noncontrolling interest	$10,875	$—
Issuance of Class A Ordinary shares for 2023 Lilly License	$7,840	$—
Share-based equity issuance costs	$5,590	$—
Settlement of research and development license consideration liability	$4,488	$—
Transaction costs include in accounts payable and accrued expenses	$—	$655
Reclassification of deferred offering costs to additional paid-in capital	$4,015	$—
Assumption of public and private placement warrants in connection with Business Combination	$3,715	$—
Reclassification of public warrant liability to equity	$2,001	$—
Issuance of Call Right to noncontrolling interest	$1,541	$—
Issuance of subsidiary redeemable preferred shares for license	$—	$4,943
Research and development consideration liability for license	$—	$2,449

See accompanying notes to consolidated financial statements.

Zura Bio Limited

Notes to Consolidated Financial Statements

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

The Business Combination has been accounted for as a reverse recapitalization, with Legacy Zura being the accounting acquirer and JATT as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the consolidated financial statements represent the accounts of Legacy Zura. The shares and net loss per share attributable to ordinary shareholders of Legacy Zura prior to the Closing Date have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement.

Prior to the Business Combination, JATT’s public shares, public warrants, and public units were listed on the New York Stock Exchange (“NYSE”) under the symbols “JATT,” “JATT.WS,” and “JATT.U,” respectively. On March 20, 2023, the Company’s Class A ordinary shares (“Class A Ordinary Shares”) and public warrants began trading on the Nasdaq under the symbols “ZURA” and “ZURAW,” respectively. See Note 3, Recapitalization, for additional details.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the consolidated financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an emerging growth company. The Company expects to no longer be an emerging growth company effective December 31, 2026.

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

Liquidity

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company has an accumulated deficit of $103.5 and $32.1 million as of December 31, 2023 and 2022, respectively, and a net loss of $60.4 million and $25.7 million for the year ended December 31, 2023 and the period ended December 31, 2022, respectively. The Company’s existing sources of liquidity as of December 31, 2023 includes $99.8 million in cash and cash equivalents.

Prior to the Business Combination, the Company historically funded operations primarily with issuances of convertible preferred shares and a promissory note. Upon the closing of the Business Combination, the Company received $56.7 million in net cash proceeds. Additionally, the Company received $75.8 million in net cash proceeds in connection with the April 2023 Private Placement. The Company’s cash requirements include, but are not limited to, clinical development, product manufacturing costs and working capital requirements. The Company expects such operating losses and negative cash flows from operations will continue but has sufficient liquidity to fund its operations over the next twelve months.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements (the “consolidated financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of its consolidated subsidiaries. Other shareholders’ interests in the Company’s subsidiaries, Z33 Bio, Inc. (“Z33”) and ZB17 LLC (“ZB17”), are shown in the consolidated financial statements as redeemable noncontrolling interest and noncontrolling interest, respectively. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the consolidated financial statements relate to and include, but are not limited to, the fair value of Class A Ordinary Shares and other assumptions used to measure share-based compensation, the fair value of redeemable noncontrolling interest, the fair value of share-based consideration transferred for acquired assets, the fair value of contingent consideration, the fair value of the private placement warrants, and the fair value of the note payable.

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

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as a single operating segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Deferred Offering Costs

The Company capitalizes offering costs consisting of direct, incremental legal, accounting and other fees. The deferred offering costs are offset against the proceeds from the transaction. Should the transaction be abandoned or not be considered probable, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. The Company had $-0- and $3.5 million of deferred offering costs on the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Research and Development

Research and development (“R&D”) expenses consist of all direct and indirect operating expenses supporting the processes and manufacturing in development, including consulting fees for clinical and manufacturing advisory services, costs related to manufacturing material for preclinical studies, payroll and benefits, which includes stock-based compensation, for research and development employees, licensing fees, and data and study acquisition costs. Expenses are recognized as an expense as the related goods are delivered or the services are performed.

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

Share-Based Compensation

The Company accounts for all share-based payments to employees and non-employees, including grants of share options, share options with non-market performance conditions (“PSOs”), share options with market-based performance conditions, restricted share units, and restricted share awards based on their respective grant date fair values. Share options that vest immediately and have a nominal exercise price are valued based on the fair value of the Company’s Class A Ordinary Shares on the date of grant. The Company estimates the fair value of share option grants using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company expenses share-based compensation related to share options with only service conditions over the requisite service period on a straight-line basis. The Company will record share-based compensation expense for the PSOs when the Company’s management deems it probable that the performance conditions will be satisfied. The Company estimates the fair value of share option grants with market-based performance conditions using a Monte-Carlo simulation model. For share option grants with market-based performance conditions, the Company recognizes share-based compensation expense as the requisite service is rendered by the employee, regardless of when, if ever, the market-based performance conditions are satisfied. The share-based compensation costs are recorded in research and development and general and administrative expenses in the consolidated statements of operations. Forfeitures are recorded as they occur.

Income Taxes

Income taxes are recorded in accordance with ASC Accounting Standards Codification (“ASC”) 740, Income Taxes which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss (“NOL”) carryforwards. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made.

Warrants

As part of the Business Combination, the Company assumed JATT’s public warrant and private placement warrant liabilities. As a result of the recapitalization, the settlement provisions of the public warrants no longer preclude equity classification and the public warrants were reclassified to equity following the Business Combination.

As part of the April 2023 Private Placement, the Company sold pre-funded warrants (the “Pre-Funded Warrants”) to certain accredited investors. The Pre-Funded Warrants were classified as equity instruments.

Classification of the public and pre-funded warrants as equity instruments and the private placement warrants as liability instruments is based on management’s analysis of the guidance in ASC 815. The Company measures the private placement warrant liability at fair value each reporting period with the change in fair value recorded as other (expense) income in the consolidated statements of operations. The Company measured the public warrants at the fair value of the equity instruments as of the Closing Date of the Business Combination. The Company measured the pre-funded warrants at the fair value of the equity instruments as of the date of the April 2023 Private Placement. See Note 8 for additional information.

Noncontrolling Interest

During April 2023, the Company’s consolidated subsidiary, ZB17, issued a share-based payment award to a third party in connection with 2023 Lilly License representing a noncontrolling interest (see Note 6 for additional information). A noncontrolling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes noncontrolling interest as a component of total shareholders’ equity (deficit) on the Company’s consolidated balance sheets. The option to acquire ZB17 ownership interests do not provide the option-holder with rights to participate in the profits and losses of the subsidiary prior to the exercise of the option.

Redeemable Noncontrolling Interest

In 2022, the Company’s consolidated subsidiary, Z33, issued 4,900,222 shares of Z33 Series Seed Preferred Shares to Stone Peach representing a noncontrolling interest (see Note 13 for additional information). The Z33 Series Seed Preferred Shares issued to Stone Peach contain put features and are considered redeemable until the exercise or the expiration of the put features. The redeemable noncontrolling interests are classified outside of permanent equity on the Company’s consolidated balance sheets. The redeemable noncontrolling interest is measured at the higher of (1) its initial carrying amount, increased or decreased for the noncontrolling interest’s share of Z33’s net income or loss, or (2) the redemption price.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to Class A Ordinary Shareholders by the weighted-average number of Class A Ordinary Shares outstanding, including Pre-Funded Warrants, during the period. Diluted net loss per share excludes the potential impact of the Company’s convertible preferred shares and options to purchase Class A Ordinary Shares because their effect would be anti-dilutive due to the Company’s net loss for the periods presented. Since the Company had a net loss in the periods presented, basic and diluted net loss per share are the same.

The table following provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	December 31,	December 31,
	2023	2022
Convertible Preferred Shares	—	13,510,415
Shares issuable upon exercise of the Warrants to purchase Class A Ordinary Shares	12,809,996	383,371
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	5,791,065	—
Shares issuable upon exercise of Z33 Series Seed Preferred Shares Put Right	2,000,000	—
Restricted Share Units	1,543,018	—
Restricted Share Awards	499,993
Total	22,644,072	13,893,786

Recently Adopted Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The Company early adopted this standard effective January 1, 2023. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. This guidance will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company does not expect implementation of the new guidance to have a material impact on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09), which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new standard, which is expected to result in enhanced disclosures, on its consolidated financial statements.

3.	Recapitalization

As discussed in Note 1, Organization and Description of Business, on the Closing Date, JATT completed the acquisition of Legacy Zura and acquired 100% of Legacy Zura’s shares and Legacy Zura received proceeds of $56.7 million which includes proceeds from issuance of Class A Ordinary Shares upon the consummation of the Business Combination, including the Redemption Backstop shares (as defined below), proceeds from the PIPE investment (as defined below), and proceeds from the Forward Purchase Agreement (as defined below). The Company recorded $4.0 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Business Combination. These costs were included in additional paid-in capital on the Company’s consolidated balance sheets. On the Closing Date, each holder of Legacy Zura’s ordinary shares received approximately 108.083 shares of the Company’s Class A Ordinary Shares, par value $0.0001 per share. See Note 7 for additional details of the Company’s shareholders’ equity (deficit) prior to and subsequent to the Business Combination.

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

The Business Combination was accounted for as a reverse recapitalization with Legacy Zura as the accounting acquirer and JATT as the acquired company for accounting purposes. Legacy Zura was determined to be the accounting acquirer since Legacy Zura’s shareholders as a group prior to the Business Combination held the majority voting interest in the combined entity, Legacy Zura’s shareholders appointed 4 out of the 7 directors of the combined Board of Directors, Legacy Zura’s management holds certain key positions in the management of the combined entity, and Legacy Zura is the largest of the combining entities based on historical operating activity and comprises all of the ongoing operations. Accordingly, all historical financial information presented in these consolidated financial statements represents the accounts of Legacy Zura. Net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Legacy Zura. The Company’s convertible preferred shares and Class A Ordinary Shares prior to the closing of the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 108.083 established in the Business Combination Agreement.

The number of Class A Ordinary Shares issued and outstanding immediately following the Business Combination on March 20, 2023 was:

	Shares	%
JATT Public shareholders	182,498	0.7%
Zura shares issued – 2022 Lilly license	550,000	2.0%
Redemption Backstop	1,301,633	4.8%
Redemption Backstop Consideration	2,500,000	9.2%
JATT Founders	3,450,000	12.8%
PIPE Investment	2,009,950	7.4%
Forward Purchase Agreement	3,000,000	11.1%
Legacy Zura equity holders	14,058,074	52.0%
Total shares outstanding	27,052,155	100.0%

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, and the fair value hierarchy of the valuation techniques utilized:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$97,913	$—	$—	$97,913
Financial liabilities:
Private placement warrants	$—	$990	$—	$990

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Note payable	$—	$—	$7,756	$7,756
Research and development license consideration	$—	$—	$2,634	$2,634
Total	$—	$—	$10,390	$10,390

There were no transfers into or out of Level 1, Level 2, or Level 3 during the year ended December 31, 2023 and the period ended December 31, 2022.

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

December 31, 2023
Balance at December 31, 2022	$7,756
Remeasurement of the Note to settlement value upon the Closing of the Business Combination	2,244
Settlement of the Note	(10,000)
Balance at December 31, 2023	$—

The Company recorded a loss on remeasurement of the Note of $2.2 million and $0.2 million for the year ended December 31, 2023 and the period ended December 31, 2022, respectively, within change in fair value of note payable in the consolidated statements of operations.

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

December 31, 2023
Balance at December 31, 2022	$2,634
Remeasurement of the liability to settlement value upon the Closing of the Business Combination	1,854
Settlement of the liability	(4,488)
Balance at December 31, 2023	$—

The Company recorded a loss on the remeasurement of the research and development license consideration liability of $1.9 million and $0.2 million for the year ended December 31, 2023 and the period ended December 31, 2022, respectively, within research and development in the consolidated statements of operations.

Private Placement Warrants

As of December 31, 2023, the Company has private placement warrants assumed in connection with the Business Combination (see Note 8). Such warrants are measured at fair value on a recurring basis. Because the transfer of private placement warrants to non-permitted transferees would result in the private placement warrants having substantially the same terms as the public warrants, the Company determined that the fair value of each private placement warrant is consistent with that of a public warrant. Accordingly, the inputs used to value the private placement warrants are classified as Level 2. The following table provides a summary of changes in the estimated fair value of the private placement warrants:

Balance at December 31, 2022	$—
Assumption of private placement warrants	1,714
Change in fair value	(724)
Balance at December 31, 2023	$990

The Company recorded a gain from the change in fair value of the private placement warrants of $0.7 million for the year ended December 31, 2023 within change in fair value of private placement warrants in the consolidated statement of operations.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are composed of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022[1]
Accrued 2023 Lilly License costs	$10,000	$—
Accrued research and development costs	6,091	490
Accounts payable	2,749	2,010
Accrued bonus	1,201	141
Accrued consulting fees	150	451
Other accrued expenses	111	681
Accrued offering costs	—	655
Total accounts payable and accrued expenses	$20,302	$4,428
(1)Comparative figures have been reclassified to conform with current period presentation.

6.	License Agreements

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

The Company recognized the first $1.0 million development milestone as a component of research and development in the consolidated statement of operations during the year ended December 31, 2023. This amount due is included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2023. The Company does not owe any other amounts under the Pfizer Agreement.

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

During October 2023, the Company began drug substance manufacturing with a third-party. As a result of manufacturing with a third-party other than Lonza, under the terms of the Lonza License the first annual milestone payment of $0.4 million became due and payable which is included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2023.

2022 Lilly License

On December 8, 2022, the Company’s consolidated subsidiary, Z33, entered into a license agreement (the “2022 Lilly License”) with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly), royalty-bearing global license to develop, manufacture, and commercialize certain intellectual property owned by Lilly relating to its IL-33 compound. As consideration, the Company paid Lilly an upfront fee of $7.0 million.

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

As a finder’s fee in connection with arranging the acquisition, Z33 issued to Stone Peach Properties, LLC (“Stone Peach”) 4,900,222 shares of Z33 Series Seed Preferred Shares, which is included in the measurement of the cost of the acquired asset. Zura has the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement  (the "Call Option"). Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura for a price per share of $2.040724 (the "Put Option"). Stone Peach may exercise its option at any time between the first anniversary and the second anniversary of the transaction. In April 2023, the Company agreed to, within six months of April 24, 2023, exercise its Call Option on 50% of the Z33 Series Seed Preferred Shares previously issued to Stone Peach. The Company agreed to settle its Call Option by issuing 2,000,000 Class A Ordinary Shares. In November 2023, the Company and Stone Peach amended the terms of the agreement, voiding the Company's obligation to exercise its Call Option, and instead reverting the Company's rights and obligations under the Call Option back to that of the original agreement. Stone Peach, in addition to the existing Put Option, was granted the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the "Put Right"). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024 and April 24, 2028 under the new agreement. See Note 13 for further information.

In addition to the consideration transferred on December 8, 2022, the Company is obligated to pay $3.0 million to Lilly upon the completion of a financing by the Company with gross proceeds exceeding $100 million. The Company is further obligated to make 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound. The Company will also pay an annual earned royalty to Lilly at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on Net Sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year. The Company will account for these contingent payments when they become due. As of December 31, 2023, none of the contingent payments were due.

2023 Lilly License

On April 26, 2023, the Company’s newly-formed subsidiary ZB17 entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License, the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“ZB-106”) in exchange for an upfront payment consisting of $5.8 million as well as 1,000,000 Class A Ordinary Shares issued at a fair value of $7.84 per Class A Ordinary Share. In addition, ZB17 will make a payment of $5.0 million upon the receipt of certain know-how, data, information and materials that Lilly is required to provide under the license agreement.

The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the assets acquired is concentrated in a group of similar identifiable IPR&D assets. On the acquisition date, the compound licensed had not yet received regulatory approval and the in-process research and development did not have an alternative use. Accordingly, the Company expensed the entire cost of the 2023 Lilly License as a component of research and development in the consolidated statement of operations during the year ended December 31, 2023.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, ZB17 granted to Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with ZB-106 and expires one year from the date of first indication approval for ZB-106 by the FDA or the European Medicines Agency (“EMA”). The Company recognized the Stone Peach Call Right at a grant-date fair value of $1.5 million as a component of research and development in the consolidated statement of operations during the year ended December 31, 2023. The Stone Peach Call Right represents noncontrolling interest in the Company’s subsidiary, ZB17.

As of December 31, 2023 and 2022, the noncontrolling interest balance was $1.5 million and $-0-, respectively.

As additional consideration, Stone Peach will receive annual payments first of $0.6 million, and increasing by 10% annually, so long as the Company maintains its license for ZB-106 and beginning on May 1, 2023. The Company will account for these annual payments when they become due. The Company recognized the first $0.6 million annual payment as a component of research and development in the consolidated statement of operations for the year ended December 31, 2023.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, the Company agreed to make a one-time milestone payment of $5.0 million to BAFFX17, Ltd (“BAFFX17”) upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by the Company of at least $100.0 million, (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) the Company’s fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis) as measured on April 24th of each year. As the Company’s fully diluted shares outstanding exceeded 52,500,000 shares prior to December 31, 2023, the $5.0 million fee was recorded in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2023 and within research and development in the consolidated statement of operations for the year ended December 31, 2023.

In addition to the consideration transferred during the year ended December 31, 2023, the Company is obligated to make 4 development milestone payments to Lilly up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440 million based on respective thresholds of net sales of products developed from ZB-106. The Company is also obligated to pay Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of ZB-106 in a country) an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years. The Company is also obligated to pay BAFFX17 a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License and the 2023 Lilly License with Lilly. Upon receiving written approval from the FDA, EMA, or similar regulatory authority of the Investigational New Drug (“IND”) and the commencement of a clinical trial in the applicable jurisdiction for ZB-106, Stone Peach will also receive a one-time payment of $4.5 million. Stone Peach will also receive a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction. Furthermore, Stone Peach was granted a royalty of 2% of the aggregate net sales of any products developed from the Compound. The Company will account for these contingent payments when they become due. As of December 31, 2023, none of the contingent payments were due.

WuXi Biologics License

In July 2023, the Company entered into a cell line license agreement (the "Cell Line License Agreement") with WuXi Biologics and its Affiliates ("WuXi Biologics"). The Cell Line License Agreement provides the Company with a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics's know-how, cell line, and biological materials (the "WuXi Biologics Licensed Technology") to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the "WuXi Biologics Licensed Products"). In consideration for the license, the Company agreed to pay WuXi Biologics a non-refundable license fee of $150,000 which is recognized as a component of research and development in the consolidated statement of operations for the year ended December 31, 2023 and is included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2023. Additionally, if the Company manufactures all of its commercial supplies of bulk drug product with a manufacturer other than WuXi Biologics or its affiliates, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the "Royalty"). If the Company manufactures part of its commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by the Company upon three months' prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by the Company that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure.

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

Anti-Dilution

If the Company issues equity securities, other than pursuant to a share option plan, the Company shall issue such number of Series A-1 convertible preferred shares to Pfizer as necessary to maintain Pfizer’s ownership interest of 18%, until the Company raises in excess of $30.0 million in equity, where any capital raised above this threshold is not subject to anti-dilution. Upon the closing of the Business Combination, the anti-dilution provision was no longer in effect.

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

As of December 31, 2023, no convertible preferred shares were issued and outstanding.

Prior to the Business Combination, Legacy Zura was authorized to issue Ordinary Shares and Series A-1 convertible preferred shares. The outstanding Ordinary Shares and Series A-1 convertible preferred shares of Legacy Zura are presented on the consolidated balance sheet and on the consolidated statement of changes in redeemable noncontrolling interest, convertible preferred shares, and shareholders’ equity (deficit) for the period from January 18, 2022 (date of inception) to December 31, 2022.

Ordinary Shares Reserved for Issuance

A summary of shares reserved for issuance as of December 31, 2023 is summarized below:

December 31, 2023
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	5,791,065
Restricted Share Units	1,564,018
Shares issuable upon exercise of warrants to purchase Class A Ordinary Shares	16,591,996
Shares issuable upon exercise of Z33 Put Right	2,000,000
Shares available for grant under Equity Incentive Plan	4,222,272
Shares available for grant under ESPP	4,029,898
Total shares reserved for issuance	34,199,249
8.

8.	Warrants

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

The Company may redeem, with 30 days’ written notice, each whole outstanding public warrant for cash at a price of $0.01 per warrant if the Reference Value (as defined below) equals or exceeds $18.00 per share, subject to certain adjustments. The warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date at $11.50 per share, subject to certain adjustments. If the Company calls the public warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement. For purposes of the redemption, “Reference Value” shall mean the last reported sales price of the Company’s Class A Ordinary Shares for any twenty trading days within the thirty trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.

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

The following table presents the number of warrants outstanding, their exercise price, and expiration dates as of December 31, 2023:

Warrants Issued	Exercise Price	Expiration Date
6,899,996	$11.50	March 2028
5,910,000	$11.50	March 2028
3,782,000	$0.001	N/A

As of December 31, 2023, no Warrants have been exercised or redeemed.

9.	Share-Based Compensation

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

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Equity Incentive Plan (the “Equity Incentive Plan”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The Equity Incentive Plan allows for the grant of share options, both incentive and nonqualified share options; stock appreciation rights (“SARS”), alone or in conjunction with other awards; restricted share awards (“RSAs”) and restricted share units (“RSUs”); incentive bonuses, which may be paid in cash, shares, or a combination thereof; and other share-based awards. On June 1, 2023, the Company’s board of directors approved an increase to the number of Class A Ordinary Shares that may be issued under the Equity Incentive Plan by an additional 5,564,315 Class A Ordinary Shares. As of December 31, 2023, a maximum of 9,594,213 Class A Ordinary Shares may be issued under the Equity Incentive Plan.

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

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Employee Stock Purchase Plan (the “ESPP”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The maximum number of Class A Ordinary Shares that may be issued under the ESPP is 4,029,898, plus an aggregate number of Class A Ordinary Shares that are added under the Equity Incentive Plan on January 1st of each calendar year, beginning on January 1, 2024 and ending on and including January 1, 2029, as discussed above. The ESPP enables eligible employees of the Company and designated affiliates to purchase Class A Ordinary Shares at a discount of 15%. As of December 31, 2023, no shares have been issued under the ESPP.

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

Equity Incentive Plan

Share Options

The fair value of Equity Incentive Plan share options is estimated on the date of grant using the Black-Scholes option pricing model. The Company lacks significant company-specific historical and implied volatility information. Therefore, it estimates its expected share volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s share options has been determined using the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following weighted-average assumptions were used to estimate the fair value of the Equity Incentive Plan share options issued during the year ended December 31, 2023 and the period from January 18, 2022 (date of inception) to December 31, 2022:

		For the Period
		from January 18,
		2022 (date of
	For the Year Ended	inception) to
	December, 2023	December 31, 2022
Share price	$6.25	$0.77
Expected volatility	97.1%	95.1%
Risk-free rate	3.6%	3.0%
Expected life	6.1 years	5.9 years
Expected dividend yield	—%	—%

The following table summarizes the Company’s share option activity for the year ended December 31, 2023:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual	Value
	Options	(per share)	Life (Years)	(in thousands)
Options outstanding at December 31, 2022	3,547	$90.50	9.4	$1,804
Recapitalization	379,824	(89.66)	—	—
Options outstanding at December 31, 2022	383,371	0.84	9.4	1,804
Granted	6,004,144	2.11	—	—
Forfeited	(596,450)	1.24	—	—
Options outstanding at December 31, 2023	5,791,065	$2.12	9.3	$17,752
Options vested and exercisable at December 31, 2023	1,470,572	$5.26	9.3	$949

Included in the table above are 45,611 PSOs that vested upon the Company raising external capital of $75 million or more. The milestone was considered outside of the Company’s control, and accordingly, the vesting of the PSOs were not considered probable until the financing event occurs. During the year ended December 31, 2023, the 45,611 PSOs became vested and an immaterial amount of share-based compensation expense was recognized in relation to these PSOs.

Included in the table above are 2,483,135 options to purchase Class A Ordinary Shares issued to certain directors, executives, and employees outside of the Equity Incentive Plan.

The weighted average grant date fair value of options granted during the year ended December 31, 2023 and the period from January 18, 2022 (date of inception) to December 31, 2022 was $5.79 and $1.35, respectively.

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

The following table sets forth the weighted-average assumptions used at the grant date to determine the fair value of the Company’s Market-Based Share Options granted during the year ended December 31, 2023. No Market-Based Share Options were granted during the period from January 18, 2022 (date of inception) to December 31, 2022:

For the Year
Ended
December 31,
2023
Expected volatility	80.0%
Risk-free rate	3.6%
Expected life	2.2 years
Expected dividend yield	—%
Fair value per Market-Based Share Options	$4.66

The expense recognized related to Market-Based Share Options during the year ended December 31, 2023 was approximately $0.5 million.

Restricted Share Units

The Company issued RSUs to certain employees, executives, and directors pursuant to the Equity Incentive Plan. The fair value has been estimated based on the closing price of the shares on the grant date.

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested RSUs at December 31, 2022	—	$—
Granted	2,234,011	6.50
Forfeited	(170,000)	6.84
Converted to RSAs	(499,993)	8.16
Vested and unissued	(1,000)	6.60
Unvested RSUs at December 31, 2023	1,563,018	$5.93

The expense recognized related to RSUs during the year ended December 31, 2023 and the period from January 18, 2022 (date of inception) to December 31, 2022 was approximately $1.6 million and $-0-, respectively.

Restricted Share Awards

The Company converted RSUs granted to a certain director pursuant to the Equity Incentive Plan into RSAs during the year ended December 31, 2023. The fair value was estimated based on the closing price of the shares on the original grant date.

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested RSAs at December 31, 2022	—	$—
Converted from RSUs	499,993	8.16
Unvested RSAs at December 31, 2023	499,993	$8.16

The expense recognized related to RSAs during the year ended December 31, 2023 and period ended December 31, 2022 was approximately $0.6 million and $-0-, respectively.

Equity Award Modification

On April 7, 2023, the Company and its President and Chief Operating Officer (the “COO”) entered into an agreement regarding the COO’s departure from the Company (the “Severance Agreement”). In connection with Severance Agreement, 59,594 of the share options previously granted to the COO became fully vested and exercisable, with any shares purchased under the option subject to an 18-month lockup period. The Company recognized approximately $0.6 million of incremental share-based compensation during the year ended December 31, 2023 related to this share option modification.

Other Share-based Compensation

In accordance with the anti-dilution provisions of the Pfizer Agreement, Pfizer was issued additional Series A-1 convertible preferred shares upon the closing of the Business Combination that were immediately converted to 267,939 Class A Ordinary Shares. During the year ended December 31, 2023, the Company recognized expense in the amount of $2.2 million within research and development in the consolidated statement of operations, related to these Class A Ordinary Shares based on their grant-date fair value.

Share-based Compensation Expense

Share-based compensation expense for all equity arrangements for the year ended December 31, 2023 and the period from January 18, 2022 (date of inception) to December 31, 2022 was as follows:

		For the Period from
	For the Year	January 18, 2022
	Ended	(date of inception) to
	December 31,	December 31,
	2023	2022
Research and development	$2,978	$—
General and administrative	6,677	334
Total share-based compensation expense	$9,655	$334

As of December 31, 2023, there was approximately $19.5 million of total unrecognized share-based compensation expense related to options granted to employees, executives, and directors under the Company’s equity plans that is expected to be recognized over a weighted average period of 3.0 years. As of December 31, 2023, there was approximately $7.9 million of total unrecognized share-based compensation expense related to RSUs granted to certain employees, executives, and directors under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 3.4 years. As of December 31, 2023, there was approximately $3.2 million of total unrecognized share-based compensation expense related to RSAs granted to a certain director under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 3.2 years.

10.	Note Payable

On December 8, 2022, the Company received $7.6 million in net proceeds from the issuance of a promissory note (the “Note”) issued to Hydra, LLC (“Hydra”) with a face amount of $8.0 million. The Note accrues interest at 9% per annum. The maturity date of the Note is the earlier of (i) twelve months from the date of the Note or (ii) five business dates after the date on which the Company consummates the Business Combination. The proceeds from the Note were used to acquire the 2022 Lilly License. If the registration statement on Form S-4 relating to the Business Combination had not been declared effective by the U.S. Securities and Exchange commission by February 15, 2023, or if the Business Combination was not consummated by March 31, 2023, Hydra had the right to accelerate the Note and receive an amount equal to 120% of the face amount of the Note, plus accrued interest. On March 8, 2023, the Company signed a limited waiver letter under the Note, pursuant to which Hydra agreed to waive its acceleration right in consideration of the Company paying to Hydra 125% of the principal amount (equal to $10.0 million in the aggregate). The Note was repaid on March 20, 2023, upon the consummation of the Business Combination.

The Company elected to account for the Note at fair value (see Note 4). The Company recorded any changes in the fair value of the Note during the period through other expenses in the consolidated statements of operations.

11.Income Taxes

The components of loss before income taxes were as follows:

		For the Period from
	For the Year	January 18, 2022
	Ended	(date of inception) to
	December 31,	December 31,
	2023	2022
U.S. operations	$(36,842)	$(15,253)
Non-U.S. operations	(23,721)	(12,080)
Total loss before income taxes	$(60,563)	$(27,333)

Provision for income taxes

There is no provision for income taxes because the Company has incurred losses since its inception and maintains a full valuation allowance against its net deferred tax assets. The reported amount of income tax expense for the period differs from the amount that would result from applying the statutory tax rate to net loss before taxes primarily because of the change in valuation allowance.

Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires the Company to capitalize, and subsequently amortize R&D expense over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. Since the Company continues to be in a loss position, there is no impact to taxes payable. The State of California does not conform to the federal capitalization requirements, allowing the Company to currently deduct the capitalized R&D costs in California.

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of the Company’s loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2023, the Company had $24.9 million of foreign net operating loss carryforwards of which $24.2 million was generated in the United Kingdom and $0.7 million was generated in the Cayman Islands. The NOLs generated in the United Kingdom can be carried forward indefinitely. The NOLs generated in the Cayman Islands have no value as The Cayman Islands do not impose an income tax on corporations. As of December 31, 2022, the Company had $6.3 million of foreign net operating loss carryforwards in the United Kingdom. As of December 31, 2023, the Company had federal net operating loss carryforwards of $4.2 million. The federal losses can be carried forward indefinitely. As of December 31, 2022, the Company had federal net operating loss carryforwards of $0.1 million. Under the Tax Cut and Jobs Act, NOL carryforwards arising in tax years beginning after December 31, 2021, are limited to 80% of taxable income.

The net operating loss carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders, as defined under Section 382 Internal Revenue Code. This could limit the amount of net operating losses that the Company can utilize annually to offset future taxable income or tax liabilities. As of December 31, 2023, the Company has not performed such an analysis evaluating the potential limitation of the Company’s net operating loss carryforwards due to the “change in ownership” provisions as defined under Sections 382 and 383 of the Internal Revenue Code. Subsequent ownership changes and proposed future changes to tax rules in respect of the utilization of losses carried forward may further affect the limitation in future years.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2023	2022
Income tax at federal statutory rate	21.0%	21.0%
State income tax expense, net of federal tax effect	(1.7)%	3.9%
Impact of non-U.S. earnings	(0.3)%	(1.2)%
Change in valuation allowance	(18.9)%	(23.5)%
Non-deductible share-based compensation	(0.6)%	—%
Permanent differences	(0.6)%	(0.2)%
Change in deferred tax rate	1.1%	—%
	—%	—%

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2023 and 2022 is primarily attributable to the change in valuation allowance.

The significant components of the Company’s net deferred tax assets were as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$6,947	$1,309
Intangible assets acquired	9,496	5,020
Capitalized research and development	619	51
Share-based compensation	831	—
Accrued expenses and other	—	39
Total deferred income tax assets	17,893	6,419
Valuation allowance	(17,893)	(6,419)
Total deferred income tax assets, net	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of December 31, 2023 and 2022. Management has considered the Company’s history of cumulative net losses and has concluded as of December 31, 2023 and 2022, that it was more likely than not that the Company will not realize all of the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2023 and 2022. The valuation allowance increased by $11.5 million for the year ended December 31, 2023.

12.	Commitments and Contingencies

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

13.	Redeemable Noncontrolling Interest

As a finder’s fee for the 2022 Lilly License, the Company’s consolidated subsidiary Z33 issued 4,900,222 shares of Z33 Series Seed Preferred Shares to Stone Peach. Zura has the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement (the “Call Option”). Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura for a price per share of $2.040724 (the “Put Option”). Stone Peach may exercise its Put Option at any time between the first anniversary and the second anniversary of the transaction. As it is not possible to specifically identify the shares that may be redeemed by exercising the Put Option, and the applicable unit of account is each share, the Company assessed that each share must be considered redeemable until the exercise or the expiration of the Put Option. Accordingly, the Z33 Series Seed Preferred Shares issued to Stone Peach represents redeemable noncontrolling interest.

In April 2023, the Company agreed to, within six months of April 24, 2023, exercise its Call Option on 50% of the Z33 Series Seed Preferred Shares previously issued to Stone Peach. The Company agreed to settle its Call Option by issuing 2,000,000 Class A Ordinary Shares. The amended settlement terms represented an extinguishment and reissuance of the Z33 Series Seed Preferred Shares. The $10.9 million difference between the estimated fair value of the new instrument issued and the carrying value of the Z33 Series Seed Preferred Shares was recorded as a deemed dividend to the redeemable noncontrolling interest and as an adjustment to net loss to arrive at net loss attributable to Class A ordinary shareholders in the consolidated statement of operations.

In November 2023, the Company and Stone Peach amended the terms of the agreement, voiding the Company’s obligation to exercise its Call Option, and instead reverting the Company’s rights and obligations under the Call Option back to that of the original agreement. Stone Peach, in addition to the existing Put Option, was granted the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024 and April 24, 2028 under the new agreement. The amended settlement terms represented an extinguishment and reissuance of the Z33 Series Seed Preferred Shares. The $9.2 million difference between the estimated fair value of the new instrument issued and the carrying value of the Z33 Series Seed Preferred Shares was recorded as a deemed contribution from the redeemable noncontrolling interest and as an adjustment to net loss to arrive at net loss attributable to Class A ordinary shareholders in the consolidated statement of operations. On December 31, 2023, the redeemable noncontrolling interest was accreted to its redemption value and the difference was recorded as an adjustment to net loss to arrive at net loss attributable to Class A ordinary shareholders for the year ended December 31, 2023 in the consolidated statement of operations.

As of December 31, 2023 and 2022, the redeemable noncontrolling interest balance was $18.7 million and $10.0 million, respectively.

14.	Subsequent Events

The Company has evaluated subsequent events through March 27, 2024, the date the consolidated financial statements were available to be issued. Except for the matters described below, the Company has concluded that no other events or transactions have occurred that require disclosure in the consolidated financial statements.

In January 2024, the Company entered into an employment agreement with Robert Lisicki, President and Chief Operating Officer. In conjunction with the employment agreement, the Company awarded 1,000,000 options to purchase Class A Ordinary Shares at an exercise price of $3.98 per option. The vesting of 400,000 of these options is conditional upon certain events subject to approval by the Board of Directors.

On March 24, 2024, the Board of Directors approved a CEO transition from Someit Sidhu, Chief Executive Officer and Director, to Robert Lisicki, effective April 8, 2024.