Form 10-Q
period 2024-03-31
Zura Bio Ltd
filed 2024-05-09
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40598

ZURA BIO LIMITED

(Exact name of Registrant as specified in its Charter)

Cayman Islands	98-1725736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1489 W. Warm Springs Road, Suite 110 Henderson, NV 89014 USA	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 757-6133

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares	ZURA	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)
Warrants	ZURAW	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

adr
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

As of May 9, 2024, the registrant had 43,593,678 Class A Ordinary Shares and 12,809,996 Public Warrants outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	Our expectations regarding our product candidates and their related benefits;
●	Our beliefs regarding potential benefits or limitations of competing products both in development and approved;
●	Information regarding our vision and strategy;
●	The anticipated timing of key events and initiation of our studies and release of clinical data;
●	Our expectations regarding the general acceptability and maintenance of our products by regulatory authorities, payors, physicians, and patients;
●	Our ability to attract and retain key personnel;
●	The accuracy of our future operating expenses, capital requirements, and needs for additional financing;
●	Our ability to obtain funding for operations, including funds that may be necessary to complete development of our product candidates;
●	The fact that we have not completed any clinical trials, and have no products approved for commercial sale;
●	The fact that we have incurred significant losses since inception, and expect to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future;
●	The fact that we require substantial additional capital to finance our operations, and if we are unable to raise such capital when needed or on acceptable terms, we may be forced to delay, reduce, and/or eliminate one or more of our development programs or future commercialization efforts;
●	Our ability to renew existing contracts;
●	Our reliance on third-party contract development manufacturing organizations for the manufacture of clinical materials;
●	Our ability to obtain regulatory approval for our products, and any related restrictions or limitations of any approved products;
●	Our ability to respond to general economic conditions;
●	Our ability to effectively manage growth;
●	Competitive pressures from other companies; and
●	Litigation and the ability to adequately protect our intellectual property rights.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are more fully described under the heading “Risk Factors” in the Company’s Registration Statement on Form 10-K filed with the SEC on March 28, 2024. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can Zura assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to Zura or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Zura undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements of belief and similar statements reflect the beliefs and opinions of Zura on the relevant subject. These statements are based upon information available to Zura as of the date of this Quarterly Report on Form 10-Q, and while Zura believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that Zura has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you should not put undue reliance on these statements, including, for example, statements about:

●	Our market opportunity;
●	Potential liquidity and trading of our public securities;
●	Our ability to raise financing in the future;
●	Our attraction and retention of qualified directors, officers, employees, and key personnel;
●	Our ability to compete effectively in a highly competitive market;
●	The competition from larger pharmaceutical and biotechnology companies that have greater resources, technology, relationships, and/or expertise;
●	The ability to protect and enhance our corporate reputation and brand;
●	The impact from future regulatory, judicial, and legislative changes in our industry;
●	Our ability to obtain and maintain regulatory approval of any product candidates;
●	Our ability to research, discover and develop additional product candidates;
●	Our ability to grow and manage growth;
●	Our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	Our ability to execute business plans and strategy;
●	Those factors set forth in our documents filed, or to be filed, with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Zura Bio Limited

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,817	$99,806
Prepaid expenses and other current assets	657	1,037
Total current assets	90,474	100,843
Property and equipment, net	9	—
Total assets	$90,483	$100,843

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$14,674	$20,302
Total current liabilities	14,674	20,302
Private placement warrants	1,596	990
Total liabilities	16,270	21,292

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	11,663	18,680

Shareholders’ Equity:
Preferred shares, $0.0001 par value, 1,000,000 authorized as of March 31, 2024, and December 31, 2023; -0- issued and outstanding as of March 31, 2024, and December 31, 2023	—	—
Class A Ordinary shares, $0.0001 par value, 300,000,000 authorized, 43,593,678 issued and outstanding as of March 31, 2024, and December 31, 2023	4	4
Additional paid-in capital	172,246	162,820
Accumulated deficit	(111,241)	(103,494)
Total Zura Bio Limited shareholders’ equity	61,009	59,330
Noncontrolling interest	1,541	1,541
Total shareholders’ equity	62,550	60,871
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$90,483	$100,843

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2024	2023
Operating expenses:
Research and development	$3,593	$4,884
General and administrative	4,786	2,835
Total operating expenses	8,379	7,719
Loss from operations	(8,379)	(7,719)
Other (income)/expense, net:
Other (income)/expense	(23)	10
Interest income	(1,215)	(1)
Change in fair value of private placement warrants	606	(177)
Change in fair value of note payable	—	2,244
Total other (income)/expense, net	(632)	2,076
Loss before income taxes	(7,747)	(9,795)
Income tax benefit	—	—
Net loss before redeemable noncontrolling interest	(7,747)	(9,795)
Net loss attributable to redeemable noncontrolling interest	—	203
Net loss	(7,747)	(9,592)
Accretion of redeemable noncontrolling interest to redemption value	—	(203)
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	7,017	—
Net loss attributable to Class A Ordinary Shareholders of Zura	$(730)	$(9,795)
Net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	$(0.02)	$(2.76)
Weighted-average Class A Ordinary Shares used in computing net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	46,914,542	3,551,906

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest, Convertible Preferred Shares, and Shareholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Redeemable	Convertible Preferred		Class A		Additional			Total
	Noncontrolling	Shares(1)		Ordinary Shares(1)		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)
Balance as of December 31, 2023	$18,680	—	$—	43,593,678	$4	$162,820	$(103,494)	$1,541	$60,871

Share-based compensation expense	—	—	—	—	—	2,409	—	—	2,409
Net loss	—	—	—	—	—	—	(7,747)	—	(7,747)
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	(7,017)	—	—	—	—	7,017	—	—	7,017
Balance as of March 31, 2024	$11,663	—	—	43,593,678	4	172,246	(111,241)	$1,541	62,550

Balance as of December 31, 2022	10,000	13,510,415	12,500	279,720	—	—	(32,056)	—	(32,056)

Issuance of Series A-1 convertible preferred shares as license compensation	—	267,939	2,186	—	—	—	—	—	—
Conversion of Series A-1 convertible preferred shares to Class A Ordinary Shares in connection with Business Combination	—	(13,778,354)	(14,686)	13,778,354	2	14,684	—	—	14,686
Issuance of Class A Ordinary Shares in connection with Business Combination, including PIPE Investment, Forward Purchase Investment, and Backstop Shares, net of $4.0 million of transaction costs	—	—	—	12,444,081	1	48,350	—	—	48,351
Issuance of Class A Ordinary Shares to settle research and development license consideration liability	—	—	—	550,000	—	4,488	—	—	4,488
Reclassification of public warrant liability to equity	—	—	—	—	—	2,001	—	—	2,001
Share-based compensation expense	—	—	—	—	—	180	—	—	180
Net loss	(203)	—	—	—	—	—	(9,592)	—	(9,592)
Accretion of redeemable noncontrolling interest to redemption value	203	—	—	—	—	—	(203)	—	(203)
Balance as of March 31, 2023	$10,000	—	$—	27,052,155	$3	$69,703	$(41,851)	$—	27,855

(1) The Company’s convertible preferred shares and Class A Ordinary Shares prior to the closing of the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 108.083 established in the Business Combination Agreement as described in Note 6.

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three
	Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net loss before redeemable noncontrolling interest	$(7,747)	$(9,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Anti-dilution share issuance compensation	—	2,186
Share-based compensation	2,409	180
Change in fair value of share-based payment liability	—	1,854
Change in fair value of note payable	—	2,244
Change in fair value of private placement warrants	606	(177)
Foreign exchange transaction (gain)/loss	(23)	9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	380	(213)
Accounts payable and accrued expenses	(607)	455
Net cash used in operating activities	(4,982)	(3,257)
Cash flows from investing activities
Purchase of property and equipment	(7)	—
Purchase of research and development license	(5,000)	—
Net cash used in investing activities	(5,007)	—
Cash flows from financing activities
Settlement of note payable	—	(10,000)
Proceeds from issuance of Class A Ordinary Shares upon Closing of Business Combination	—	56,683
Payment of deferred transaction costs	—	(1,030)
Net cash provided by financing activities	—	45,653
Net (decrease)/increase in cash and cash equivalents	(9,989)	42,396
Cash and cash equivalents, beginning of period	99,806	1,567
Cash and cash equivalents, end of period	$89,817	$43,963

Supplemental Disclosure
Cash paid for taxes	—	—
Cash paid for interest	—	—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of Series A-1 convertible preferred shares for license	$—	$—
Conversion of Series A-1 convertible preferred shares for Class A Ordinary Shares	$—	$14,686
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	$7,017	$—
Purchase of property and equipment included in accounts payable and accrued expenses	$2	$—
Assumption of public and private placement warrants in connection with Business Combination	$—	$3,715
Reclassification of public warrant liability to equity	$—	$2,001
Settlement of research and development license consideration liability	$—	$4,488
Transaction costs included in accounts payable and accrued expenses	$—	$154
Reclassification of deferred offering costs to additional paid-in capital	$—	$4,015

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Notes to Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

1.	Organization and Description of Business

Zura Bio Limited, a Cayman Islands exempted company, formerly known as JATT Acquisition Corp (“JATT”), together with its subsidiaries (collectively, the “Company” or “Zura” or “Zura Bio”), is a clinical-stage biotechnology company advancing immunology assets into Phase 2 development programs, including ZB-168, a fully anti-IL7Ra monoclonal antibody, which it has licensed from Pfizer, Inc. (“Pfizer”), as well as torudokimab (ZB-880), a high affinity monoclonal antibody, and tibulizumab (ZB-106), a bispecific antibody relating to IL-17 and BAFF, which it has licensed from Eli Lilly and Company (“Lilly”). The Company’s accounting predecessor, Zura Bio Limited (herein referred to as “Legacy Zura”), was formed in the United Kingdom (“UK”) on January 18, 2022 (“Inception”).

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of its consolidated subsidiaries. Other shareholders’ interests in the Company’s subsidiaries, Z33 Bio, Inc. (“Z33”) and ZB17

LLC (“ZB17”), are shown in the condensed consolidated financial statements as redeemable noncontrolling interest and noncontrolling interest, respectively. All intercompany balances and transactions have been eliminated in consolidation. If necessary, reclassification of amounts previously reported have been made in the accompanying condensed consolidated financial statements in order to conform to current presentation.

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial statements. These condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. As such, the information included herein should be read in conjunction with the Company’s consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023 (the “audited consolidated financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 28, 2024. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024, and the results of operations for the three months ended March 31, 2024, and 2023. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, or any other future interim or annual period.

Significant Accounting Policies

Except for the addition of property and equipment, there have been no significant changes in the Company’s significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Company’s consolidated financial statements in Form 10-K filed with the SEC on March 28, 2024.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to, the fair value of Class A Ordinary Shares and other assumptions used to measure share-based compensation, the fair value of redeemable noncontrolling interest, and the fair value of public and private placement warrants.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset. Computer and office equipment are depreciated over three years. Expenditures for repairs and maintenance are recorded to expense as incurred.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	March 31,	March 31,
	2024	2023
Shares issuable upon exercise of the Warrants to purchase Class A Ordinary Shares	12,809,996	12,809,996
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	7,108,188	1,941,933
Shares issuable upon exercise of Z33 Series Seed Preferred Shares Put Right	2,000,000	—
Restricted Share Units	1,421,473	499,993
Restricted Share Awards	374,995	—
Total	23,714,652	15,251,922

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position, results of operations, or cash flows upon adoption.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. ASU 2023-09 also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for the Company beginning with the 2025 Annual Report on Form 10-K. Early adoption is permitted. ASU 2023-09 should be applied prospectively. Retrospective adoption is permitted. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

3.	Fair Value Measurements

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

Financial instruments consist of cash and cash equivalents, prepaid and other current assets, accounts payable and accrued expenses, and private placement warrants. The carrying values of the Company’s cash, prepaid and other current assets, and accounts payable and accrued expenses approximate their fair value due to the short-term maturity of these instruments.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2024, and December 31, 2023, and the fair value hierarchy of the valuation techniques utilized.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$87,527	$—	$—	$87,527
Financial liabilities:
Private placement warrants	$—	$1,596	$—	$1,596

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$97,913	$—	$—	$97,913
Financial liabilities:
Private placement warrants	$—	$990	$—	$990

There were no transfers into or out of Level 1, Level 2, or Level 3 during the three months ended March 31, 2024.

Note payable

On December 8, 2022, the Company received $7.6 million in net proceeds from the issuance of a promissory note (the “Note”) issued to Hydra, LLC (“Hydra”) with a face amount of $8.0 million. The Note was repaid on March 20, 2023, upon the consummation of the Business Combination. The Company elected to account for the Note at fair value. Upon the Closing Date of the Business Combination, the Note was remeasured to the settlement value and subsequently repaid for a total of $10.0 million. The Company recorded a loss on remeasurement of the Note of $2.2 million for the three months ended March 31, 2023 within change in fair value of note payable in the condensed consolidated statement of operations. The Note was no longer outstanding as of March 31, 2024 and December 31, 2023.

Research and development license consideration

As consideration for the 2022 Lilly License (see Note 5), Lilly agreed to receive either 550,000 Zura Class A Ordinary Shares upon the closing of the Business Combination (subject to certain lock-up provisions) or 4,702,867 shares of Z33 Series Seed Preferred Shares (the subsidiary redeemable preferred shares) if the Business Combination was not consummated. The arrangement was liability classified and remeasured at fair value at each reporting date (the research and development license consideration liability).

Upon the Closing Date of the Business Combination, the liability was remeasured to its settlement value and subsequently settled through the issuance of 550,000 Class A Ordinary Shares of Zura. The aggregate fair value of the Class A Ordinary Shares of Zura issued to Lilly was determined to be $4.5 million, or $8.16 per share. The Company recorded a loss on the remeasurement of the research and development license consideration liability of $1.9 million for the three months ended March 31, 2023 within research and development in the condensed consolidated statements of operations. The research and development license consideration liability was no longer outstanding as of March 31, 2024 and December 31, 2023.

Private Placement Warrants

As of March 31, 2024, the Company has private placement warrants (see Note 7). Such warrants are measured at fair value on a recurring basis. Because the transfer of private placement warrants to non-permitted transferees would result in the private placement warrants having substantially the same terms as the public warrants, the Company determined that the fair value of each private placement warrant is consistent with that of a public warrant. Accordingly, the private placement warrants are classified as Level 2 financial instruments. The following table provides a summary of changes in the estimated fair value of the private placement warrants:

For the Three
Months Ended
March 31, 2024
Balance at December 31, 2023	$990
Change in fair value	606
Balance at March 31, 2024	$1,596

The Company recorded a loss from the change in fair value of the private placement warrants of $0.6 million and a gain from change in fair value of the private placement warrants of $0.2 million for the three months ended March 31, 2024 and 2023, respectively, within change in fair value of private placement warrants on the condensed consolidated statements of operations.

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Accrued 2023 Lilly License costs	$5,000	$10,000
Accrued research and development costs	7,246	6,091
Accounts payable	1,485	2,749
Accrued bonus	390	1,201
Other accrued expenses	553	261
Total accounts payable and accrued expenses	$14,674	$20,302
(1)	Comparative figures have been reclassified to conform with current period presentation.

5.	License Agreements

Pfizer

On March 22, 2022, the Company entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer. The Company is obligated to make 11 future development and regulatory milestone payments aggregating up to $70.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”). The Company will also pay an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of net sales of Products. Royalties are payable on a country-by-country basis for a certain period of years or upon the later expiration of regulatory exclusivity of the Company’s Products in a country.

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

The Company recognized the first $1.0 million development milestone as a component of research and development in the consolidated statement of operations during the year ended December 31, 2023. This amount due is included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of March 31, 2024. The Company does not owe any other amounts under the Pfizer Agreement as of March 31, 2024.

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

During October 2023, the Company began drug substance manufacturing with a third party. As a result of manufacturing with a third party other than Lonza, under the terms of the Lonza License the first annual milestone payment of $0.4 million became due and was paid during the three months ended March 31, 2024.

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

The Company is obligated to pay $3.0 million to Lilly under the 2022 Lilly License upon the completion of a financing by the Company with gross proceeds exceeding $100 million. The Company is further obligated to make 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound. The Company will also pay an annual earned royalty to Lilly at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year. The Company will account for these contingent payments when they become due. As of March 31, 2024, none of the contingent payments were due.

2023 Lilly License

On April 26, 2023, the Company’s newly-formed subsidiary ZB17 LLC (“ZB17”) entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License, the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“ZB-106”). ZB17 made a payment of $5.0 million to Lilly during the three months ended March 31, 2024 in connection with the receipt of certain know-how, data, information and materials that Lilly was required to provide under the license agreement.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, ZB17 granted to Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with ZB-106 and expires one year from the date of first indication approval for ZB-106 by the FDA or the European Medicines Agency (“EMA”). The Stone Peach Call Right represents noncontrolling interest in the Company’s subsidiary, ZB17. As of March 31, 2024, and December 31, 2023, the noncontrolling interest balance was $1.5 million.

As additional consideration, Stone Peach receives annual payments first of $0.6 million, and increasing by 10% annually, so long as the Company maintains its license for ZB-106 on May 1st of each year. The Company will account for these annual payments as they become due.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, the Company agreed to make a one-time milestone payment of $5.0 million to BAFFX17, Ltd (“BAFFX17”) upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by the Company of at least $100.0 million, (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) the Company’s fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis). As the Company’s fully diluted shares outstanding exceeded 52,500,000 shares prior to December 31, 2023, the $5.0 million fee was recorded in accounts payable and accrued expenses in the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023.

The Company is obligated to make 4 development milestone payments to Lilly up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440 million based on respective thresholds of net sales. The Company is also obligated to pay Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of ZB-106 in a country) an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years. The Company is also obligated to pay BAFFX17 a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License and the 2023 Lilly License with Lilly. Upon receiving written approval from the FDA, EMA, or similar regulatory authority of the Investigational New Drug (“IND”) and commencement and the commencement of a clinical trial in the applicable jurisdiction for ZB-106, Stone Peach will also receive a one-time payment of $4.5 million. Stone Peach will also receive a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction. Furthermore, Stone Peach was granted a royalty of 2% of the aggregate net sales of any products developed from the licensed compound. The Company will account for these contingent payments when they become due. As of March 31, 2024, none of the contingent payments were due.

WuXi Biologics License

In July 2023, the Company entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics and its Affiliates (“WuXi Biologics”) for certain of WuXi Biologics' know - how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). If the Company manufactures all of its commercial supplies of bulk drug product for WuXi Biologics Licensed Products with a manufacturer other than WuXi Biologics or its affiliates, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If the Company manufactures part of its commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by the Company upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by the Company that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure.

6.	Shareholders’ Equity

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

Ordinary Shares Reserved for Issuance

A summary of shares reserved for issuance as of March 31, 2024 is summarized below:

March 31, 2024
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	7,108,188
Restricted Share Units	1,442,473
Shares issuable upon exercise of warrants to purchase Class A Ordinary Shares	16,591,996
Shares issuable upon exercise of Z33 Put Right	2,000,000
Shares available for grant under Equity Incentive Plan	2,824,119
Shares available for grant under ESPP	4,029,898
Total shares reserved for issuance	33,996,674

7.	Warrants

In connection with the Business Combination, the Company assumed 5,910,000 private placement warrants to purchase Class A that were held by JATT and 6,899,996 public warrants to purchase Class A Ordinary Shares that were held by JATT’s public shareholders. The Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

As of March 31, 2024, no warrants have been exercised or redeemed.

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

Pre-Funded Warrants

In connection with the April 2023 Private Placement, the Company sold to accredited investors Pre-Funded Warrants to purchase up to 3,782,000 Class A Ordinary Shares at a price of $4.249 per Pre-Funded Warrant for an aggregate purchase price of approximately $16.1 million. Each Pre-Funded Warrant has an exercise price of $0.001 per Class A Ordinary Share and is exercisable for one Class A Ordinary Share at any time or times on or after April 26, 2023, until exercised in full.

The following table presents the number of warrants outstanding, their exercise price, and expiration dates as of March 31, 2024:

Warrants Issued	Exercise Price	Expiration Date
6,899,996	$11.50	March 2028
5,910,000	$11.50	March 2028
3,782,000	$0.001	N/A

8.	Share-based Compensation

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Equity Incentive Plan (the “Equity Incentive Plan”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The Equity Incentive Plan allows for the grant of share options, both incentive and nonqualified share options; stock appreciation rights (“SARs”), alone or in conjunction with other awards; restricted shares awards (“RSAs”) and restricted share units (“RSUs”); incentive bonuses, which may be paid in cash, shares, or a combination thereof; and other share-based awards. On June 1, 2023, the Company’s board of directors approved an increase to the number of Class A Ordinary Shares that may be issued under the Equity Incentive Plan by an additional 5,564,315 Class A Ordinary Shares. As of March 31, 2024, a maximum of 9,594,213 Class A Ordinary Shares may be issued under the Equity Incentive Plan.

The Class A Ordinary Shares issuable under the Equity Incentive Plan are subject to an annual increase on January 1st of each calendar year beginning on January 1, 2024, and ending on and including January 1, 2029, equal to the lesser of (i) 5.0% of the aggregate number of Class A Ordinary Shares outstanding on the final day of the immediately preceding calendar year, (ii) 8,059,796 Class A Ordinary Shares or (iii) such smaller number of shares as is determined by the board. As of January 1, 2024, the Company’s board of directors decided not to apply an increase to the Class A Ordinary Shares issuable under the Equity Incentive Plan.

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Employee Stock Purchase Plan (the “ESPP”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The maximum number of Class A Ordinary Shares that may be issued under the ESPP is 4,029,898, plus an aggregate number of Class A Ordinary Shares that are added under the Equity Incentive Plan on January 1st of each calendar year, beginning on January 1, 2024, and ending on and including January 1, 2029, as discussed above. The ESPP enables eligible employees of the Company and designated affiliates to purchase Class A Ordinary Shares at a discount of 15%. As of March 31, 2024, no shares have been issued under the ESPP.

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

The following weighted-average assumptions were used to estimate the fair value of the 2023 Equity Incentive Plan share options issued during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Share price	$3.53	$8.16
Expected volatility	107.0%	96.5%
Risk-free rate	4.10%	3.58%
Expected life	6.0 years	6.1 years
Expected dividend yield	—%	—%

The following table summarizes the Company’s share option activity for the three months ended March 31, 2024:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual	Value
	Options	(per share)	Life (Years)	(in thousands)
Options outstanding at December 31, 2023	5,791,065	$2.12	9.3	$17,752
Granted	1,519,698	3.98	—	—
Forfeited	(202,575)	1.20	—	—
Options outstanding at March 31, 2024	7,108,188	$2.55	9.2	$8,812
Options vested and exercisable at March 31, 2024	1,745,311	$4.66	9.0	$786

Included in the table above are 2,280,560 options to purchase Class A Ordinary Shares issued to certain directors, executives, and employees outside of the Equity Incentive Plan.

The weighted average grant date fair value of options granted during the three months ended March 31, 2024 and 2023 was $2.91 and $7.65, respectively.

Market-Based Share Options

On March 20, 2023, the Company granted 306,373 options to purchase Class A Ordinary Shares (“Market-Based Share Options”) to a certain Director of the Board. These awards will vest only to the extent that the 20-day volume weighted average trading price (“VWAP”) of the Class A Ordinary Shares is over $30 per Class A Ordinary Share at any time prior to the fifth anniversary of the grant date. These awards have an exercise price of $8.16 and become exercisable when vested and the market condition is satisfied. These awards expire 10 years from the date of grant. The fair value of these Market-Based Share Options were estimated using a Monte Carlo valuation method. The following table sets forth the weighted-average assumptions used at the grant date to determine the fair value of the Company’s Market-Based Share Options granted during the three months ended March 31, 2023. No Market-Based Share Options were granted during the three months ended March 31, 2024:

For the Three Months
Ended
March 31,
2023
Expected volatility	80.0%
Risk-free rate	3.6%
Expected life	2.2 years
Expected dividend yield	—%
Fair value per Market-Based Share Options	$4.66

The expense recognized related to Market-Based Share Options during the three months ended March 31, 2024 and 2023 was $0.2 million and $-0-, respectively.

Restricted Share Units

The Company issued RSUs to certain employees, executives, and directors pursuant to the Equity Incentive Plan. The fair value has been estimated based on the closing price of the stock on the grant date.

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested RSUs at December 31, 2023	1,563,018	$5.93
Granted	—	—
Forfeited	(121,545)	5.24
Unvested RSUs at March 31, 2024	1,441,473	$5.95

The expense recognized related to RSUs during the three months ended March 31, 2024 and 2023 was $0.6 million and immaterial, respectively.

Restricted Share Awards

The Company converted RSU’s granted to a certain director pursuant to the Equity Incentive Plan into RSAs during the year ended December 31, 2023. The fair value was estimated based on the closing price of the shares on the original grant date.

		Weighted
		Average
	Number of	Grant Date
	RSAs	Fair Value
Unvested RSAs at December 31, 2023	499,993	$8.16
Granted	—	—
Vested	(124,998)	8.16
Unvested RSAs at March 31, 2024	374,995	$8.16

The expense recognized related to RSAs during the three months ended March 31, 2024 and 2023 was $0.3 million and $-0-, respectively.

Equity Award Modification

On January 10, 2024, the Company and its Chief Medical Officer (the “CMO”) entered into an agreement regarding the CMO’s departure from the Company (the “Severance Agreement”). In connection with the Severance Agreement, 67,525 of the share options previously granted to the CMO became fully vested and exercisable and 40,515 of the RSUs previously granted to the CMO became fully vested. All remaining share options and RSUs not vested were forfeited and cancelled. During the three months ended March 31, 2024, the Company recognized a reversal of approximately $0.1 million of share-based compensation expense related to this modification.

Share-based Compensation Expense

Share-based compensation expense for all equity arrangements for the three months ended March 31, 2024, and 2023, was as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2024	2023
Research and development	$433	$2,186
General and administrative	1,976	180
Total share-based compensation expense	$2,409	$2,366

As of March 31, 2024, there was approximately $20.5 million of total unrecognized share-based compensation expense related to options granted to employees, executives, and directors that is expected to be recognized over a weighted average period of 3.1 years. As of March 31, 2024, there was approximately $6.6 million of total unrecognized share-based compensation expense related to RSUs granted to certain employees, executives, and directors under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 3.2 years. As of March 31, 2024, there was approximately $3.0 million of total unrecognized share-based compensation expense related to RSAs granted to a certain director under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 3.0 years.

9.	Commitments and Contingencies

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

10.	Redeemable Noncontrolling Interest

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

In November 2023, the Company and Stone Peach amended the terms of the agreement, voiding the Company’s obligation to exercise its Call Option, and instead reverting the Company’s rights and obligations under the Call Option back to that of the original agreement. Stone Peach, in addition to the existing Put Option, was granted the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024, and April 24, 2028, under the new agreement. The amended settlement terms represented an extinguishment and reissuance of the Z33 Series Seed Preferred Shares. The $9.2 million difference between the estimated fair value of the new instrument issued and the carrying value of the Z33 Series Seed Preferred Shares was recorded as a deemed contribution from the redeemable noncontrolling interest and as an adjustment to net loss to arrive at net loss attributable to Class A ordinary shareholders in the consolidated statement of operations. On March 31, 2024, the redeemable noncontrolling interest was remeasured from its redemption price to its initial carry amount, decreased for the noncontrolling interest’s share of Z33’s net loss, and the difference was recorded as an adjustment to net loss to arrive at net loss attributable to Class A ordinary shareholders for the three months ended March 31, 2024 in the condensed consolidated statement of operations.

As of March 31, 2024, and December 31, 2023, the redeemable noncontrolling interest balance was $11.7 million and $18.7 million, respectively.

11.	Subsequent Events

April 2024 Private Placement

On April 18, 2024, the Company entered into subscription agreements (the “April 2024 Investor Agreements”) with certain institutional and other accredited investors (the “Investors”), whereby the Company issued 18,732,301 Class A Ordinary Shares, par value $0.0001 per share and pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase up to 16,102,348 Class A Ordinary Shares. Each Class A Ordinary Share was sold at a price of $3.108 per Class A Ordinary Share and each 2024 Pre-Funded Warrant was sold at a price of $3.107 per 2024 Pre-Funded Warrant for an aggregate purchase price of $108.3 million. Each 2024 Pre-Funded Warrant has an exercise price of $0.001 per Class A Ordinary Share and is exercisable for one Class A Ordinary Share at any time until exercised in full.

On April 18, 2024, the Company also entered into subscription agreements (the “April 2024 Insider Agreements” and together with the April 2024 Investor Agreements, the “April 2024 Private Placement”) with certain officers, directors and affiliates of the Company (“Insiders” and together with the Investors, the “2024 Subscribers”), whereby the Company issued 1,357,827 Class A Ordinary Shares, par value $0.0001 per share sold a purchase price of $3.13 per Class A Ordinary Share for an aggregate purchase price of $4.2 million.

The April 2024 Private Placement closed on April 22, 2024, from which the Company received total gross proceeds of approximately $112.5 million, before deducting placement agent fees and offering expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements as of December 31, 2023, included on Form 10-K filed with the SEC on March 28, 2024, and in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors” in our Form 10-K filed with the SEC on March 28, 2024, that could cause actual results to differ materially from historical results or anticipated results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Zura,” “we,” “us,” and “our” refer to Zura Bio Limited, a Cayman Islands exempted company formerly known as JATT Acquisition Corp., and its consolidated subsidiaries. References to JATT Acquisition Corp. or “JATT” refer to the Company prior to the consummation of the Business Combination.

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

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting manufacturing, and research and development activities. Our lead product candidates are in the clinical testing stage; however, we have not conducted any clinical tests ourselves, nor have any been conducted during the period since our inception. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We funded our operations up until March 31, 2024 through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of shares of convertible preferred stock of Zura Bio UK through March 31, 2023; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million in December 2022; (iii) proceeds from the Business Combination of $56.7 million in March 2023; and (iv) the April 2023 Private Placement, raising an aggregate of $80.0 million of gross proceeds from the sale of Class A Ordinary Shares and Pre-Funded Warrants during the year ended December 31, 2023. In April 2024, we closed on a Private Placement, raising an aggregate of $112.5 million of gross proceeds from the sale of Class A Ordinary Shares and Pre-Funded Warrants.

Since our inception, we have incurred significant operating losses. Our net loss for the three months ended March 31, 2024, was $7.7 million. As of March 31, 2024, we had an accumulated deficit of $111.2 million. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	continue to advance the preclinical and clinical development of our product candidates;
●	conduct our planned preclinical studies and clinical trials for our product candidates, as well as initiate and complete additional trials of future potential product candidates;
●	scale up our clinical and regulatory capabilities;
●	manufacture current good manufacturing practices, or cGMP, material for clinical trials or potential commercial sales;
●	hire additional clinical, quality, regulatory, manufacturing, scientific and administrative personnel;
●	establish a commercialization infrastructure and scale up manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
●	seek regulatory approval for any product candidates that successfully complete clinical trials;
●	maintain, expand and protect our intellectual property portfolio;
●	add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
●	incur additional legal, accounting, and other expenses in operating as a public company.

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

The Business Combination generated approximately $56.7 million in net proceeds. On March 21, 2023, the Company’s Class A Ordinary Shares and public warrants began trading on the Nasdaq under the symbols “ZURA” and “ZURAW,” respectively.

April 2024 Private Placement

On April 18, 2024, we entered into subscription agreements (the “April 2024 Investor Agreements”) with certain institutional and other accredited investors (the “Investors”), whereby the Company issued 18,732,301 Class A Ordinary Shares, par value $0.0001 per share and pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase up to 16,102,348 Class A Ordinary Shares. Each Class A Ordinary Share was sold at a price of $3.108 per Class A Ordinary Share and each 2024 Pre-Funded Warrant was sold at a price of $3.107 per 2024 Pre-Funded Warrant for an aggregate purchase price of $108.3 million.

On April 18, 2024, we also entered into subscription agreements (the “April 2024 Insider Agreements” and together with the April 2024 Investor Agreements, the “April 2024 Private Placement”) with certain officers, directors and affiliates of the Company (“Insiders” and together with the Investors, the “2024 Subscribers”), whereby the Company issued 1,357,827 Class A Ordinary Shares, par value $0.0001 per share sold a purchase price of $3.13 per Class A Ordinary Share for an aggregate purchase price of $4.2 million.

The April 2024 Private Placement closed on April 22, 2024 from which we received gross proceeds of approximately $112.5 million.

April 2023 Private Placement

On April 26, 2023, the Company entered into its second PIPE subscription agreement (the “April 2023 Private Placement”) with certain accredited investors (the “Subscribers”), whereby the Company issued 15,041,530 Class A Ordinary Shares, par value $0.0001 per share and pre-funded warrants (the “2023 Pre-Funded Warrants”) to purchase up to 3,782,000 Class A Ordinary Shares. Each Class A Ordinary Share was sold at a price of $4.25 per Class A Ordinary Share and each Pre-Funded Warrant was sold at a price of $4.249 per Pre-Funded Warrant for an aggregate purchase price of $80.0 million.

2023 Lilly License

On April 26, 2023, the Company’s newly formed subsidiary ZB17 LLC (“ZB17”) entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License, the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“ZB-106”). ZB17 made a payment of $5.0 million to Lilly during the three months ended March 31, 2024, in connection with the receipt of certain know-how, data, information and materials that Lilly was required to provide under the license agreement.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, ZB17 granted Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with ZB-106 and expires one year from the date of first indication approval for ZB-106 by the FDA or the European Medicines Agency (“EMA”). The Stone Peach Call Right represents noncontrolling interest in the Company’s subsidiary, ZB17.

As additional consideration, Stone Peach receives annual payments first of $0.6 million, and increasing by 10% annually, so long as the Company maintains its license for ZB-106 on May 1st of each year. We will account for these annual payments as they become due.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, we agreed to make a one-time milestone payment of $5.0 million to BAFFX17, Ltd (“BAFFX17”) upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by the Company of at least $100.0 million (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) the Company’s fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis). As the Company’s fully diluted shares outstanding exceeded 52,500,000 shares prior to December 31, 2023, the $5.0 million fee was recorded in accounts payable and accrued expenses in the condensed consolidated balance sheet as of March 31, 2024 and became due as of April 24, 2024.

The Company is obligated to make 4 development milestone payments to Lilly up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440 million based on respective thresholds of net sales of products developed from ZB-106. The Company is also obligated to pay Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of ZB-106 in a country) an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years. The Company is also obligated to pay BAFFX17 a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License and the 2023 Lilly License with Lilly. Upon receiving written approval from the FDA, EMA, or similar regulatory authority of the Investigational New Drug (“IND”) and commencement and the commencement of a clinical trial in the applicable jurisdiction for ZB-106, Stone Peach will also receive a one-time payment of $4.5 million. Stone Peach will also receive a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction. Furthermore, Stone Peach was granted a royalty of 2% of the aggregate net sales of any products developed from the Compound. As of March 31, 2024, none of the contingent payments were due.

2022 Lilly License

On December 8, 2022, the Company’s consolidated subsidiary, Z33 Bio Inc. (“Z33”), entered into a license agreement (the “2022 Lilly License”) with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly), royalty-bearing global license to develop, manufacture, and commercialize certain intellectual property owned by Lilly relating to its IL-33 compound.

As a finder’s fee in connection with arranging the acquisition, Z33 issued to Stone Peach Properties, LLC (“Stone Peach”) 4,900,222 shares of Z33 Series Seed Preferred Shares, which was included in the measurement of the cost of the acquired asset. As of March 31, 2024, we have the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement (the “Call Option”). Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura for a price per share of $2.040724 (the “Put Option”). Stone Peach also has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024 and April 24, 2028. The Z33 Series Seed Preferred Shares represent redeemable noncontrolling interest in our subsidiary, Z33.

The Company is obligated to pay $3.0 million to Lilly under the 2022 Lilly License upon the completion of a financing by the Company with gross proceeds exceeding $100 million, in cash or in services, paid to Z33. If the $3.0 million milestone payment is not made by December 7, 2025, Lilly may terminate the 2022 Lilly License and reclaim the asset. The Company is further obligated to make 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound. The Company will also pay an annual earned royalty to Lilly at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year. The Company will account for these contingent payments when they become due. As of March 31, 2024, none of the contingent payments were due.

Pfizer Agreement

On March 22, 2022, the Company entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer. The Company is obligated to make 11 future development and regulatory milestone payments aggregating up to $70.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”). The Company will also pay an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of net sales of Products. Royalties are payable on a country-by-country basis for a certain period of years or upon the later expiration of regulatory exclusivity of the Company’s Products in a country.

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

The Company does not owe any other amounts under the Pfizer Agreement as of March 31, 2024.

Chief Executive Officer Transition

On March 24, 2024, the Board of Directors approved a CEO transition from Someit Sidhu, our Founder, Chief Executive Officer and Director, to Robert Lisicki, effective April 8, 2024. Dr. Sidhu remains on the Board as a non-independent Director and Mr. Lisicki joined the Board as a non-independent Director.

Components of Operating Results

Operating Expenses

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily consist of professional fees for legal, accounting, and consulting costs relating to corporate matters, as well as salaries and related costs for personnel in executive and administrative functions, including share-based compensation.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We plan to substantially increase our research and development expenses for the foreseeable future as we develop our product candidates and manufacturing processes and conduct discovery and research activities for our clinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical studies of our product candidates due to the inherently unpredictable nature of clinical development. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to how we pursue our product candidates and how much funding to direct to each program on an ongoing basis in response to the results of future clinical trials, regulatory developments and our ongoing assessments as to commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase as we commence, continue and expand our clinical trials. Our future expenses may vary significantly each period based on factors such as:

●	expenses incurred to conduct preclinical studies required to advance our product candidates into clinical trials;
●	per patient clinical trial costs, including based on the number of doses that patients receive;
●	the number of patients who enroll in each clinical trial;
●	the number of clinical trials required for approval;
●	the number of sites included in the clinical trials;
●	the countries in which the clinical trials are conducted;
●	the length of time required to enroll eligible patients;
●	the drop-out or discontinuation rates of patients;
●	potential additional safety monitoring requested by regulatory agencies;
●	the duration of patient participation in clinical trials and follow-up;

●	the phase of development of the product candidate;
●	third party contractors failing to comply with regulatory requirements or meet their contractual obligations in a timely manner, or at all;
●	the cost of insurance, including product liability insurance, in connection with clinical trials;
●	regulators or institutional review boards requiring that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks; and
●	the efficacy and safety profile of our product candidates.

Results of Operations

Comparison of the Three Months Ended March 31, 2024, and 2023

The following table summarize our results of operations for the periods presented (in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,	$	%
	2024	2023	Change	Change
Operating expenses:
Research and development	$3,593	$4,884	$(1,291)	(26)%
General and administrative	4,786	2,835	1,951	69%
Total operating expenses	8,379	7,719	660	9%
Loss from operations	(8,379)	(7,719)	(660)	9%
Other (income)/expense, net:
Other (income)/expense	(23)	10	(33)	(330)%
Interest income	(1,215)	(1)	(1,214)	* %
Change in fair value of private placement warrants	606	(177)	783	442%
Change in fair value of note payable	—	2,244	(2,244)	(100)%
Total other (income)/expense, net	(632)	2,076	(2,708)	(130)%
Loss before income taxes	(7,747)	(9,795)	2,048	(21)%
Income tax benefit	—	—	—	—%
Net loss before redeemable noncontrolling interest	(7,747)	(9,795)	2,048	(21)%
Net loss attributable to redeemable noncontrolling interest	—	203	(203)	(100)%
Net loss	(7,747)	(9,592)	1,845	(19)%
Accretion of redeemable noncontrolling interest to redemption value	—	(203)	203	(100)%
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	7,017	—	7,017	100%
Net loss attributable to Ordinary Shareholders of Zura	$(730)	$(9,795)	$9,065	(93)%

*Percentage change not meaningful

Operating Expenses

Research and Development Expenses (in thousands):

	For the	For the
	Three Months	Three Months
	Ended March 31,	Ended March 31,	$	%
	2024	2023	Change	Change
Research and development	$3,593	$4,884	$(1,291)	(26)%

Research and development expenses decreased by $1.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This was primarily due to a decrease of $2.2 million related to the issuance of additional shares to Pfizer under an anti-dilution provision during the three months ended March 31, 2023. The decrease was also due to $1.9 million related to the change in fair value of our research and development license consideration liability during the three months ended March 31, 2023. The decrease was partially offset by an increase of $1.4 million in expenses related to compensation for personnel in research and development functions including share-based compensation and an increase of $1.4 million of costs incurred for consulting services and manufacturing of our product candidates.

General and Administrative Expenses (in thousands):

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	$	%
	2024	2023	Change	Change
General and administrative	$4,786	$2,835	$1,951	69%

General and administrative expenses increased by $2.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to increases of $1.6 million in expenses related compensation for personnel in executive and administrative functions including share-based compensation, as well as an increase of $0.2 million in professional fees for legal and accounting costs incurred related to our ongoing operations as a public company, and an increase of $0.2 million of travel and office expenses.

Other (Income) Expense, Net

Other (Income) Expense

Other (income)/expense changed by a nominal amount for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This change was primarily due to a foreign exchange transaction gain for the three months ended March 31, 2024 as compared to a foreign exchange transaction loss for the three months ended March 31, 2023.

Interest income

Interest income increased by $1.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This is due to an increase in our cash and cash equivalents balance during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Change in fair value of private placement warrants

Revaluation loss on the liability-classified private placement warrants assumed in the Business Combination was $0.6 million during the three months ended March 31, 2024 compared to a revaluation gain of $0.2 million for the three months ended March 31, 2023.

Change in fair value of note payable

Revaluation loss on the note payable was $2.2 million for the three months ended March 31, 2023, as the note was remeasured to its settlement value and settled at the closing of the Business Combination.

Net loss attributable to redeemable noncontrolling interest

Net loss attributable to redeemable noncontrolling interest was $0.2 million for the three months ended March 31, 2023, representing the noncontrolling shareholder’s interest in the net loss of our consolidated subsidiary, Z33. Z33 had an immaterial amount of net loss for the three months ended March 31, 2024.

Adjustment of redeemable noncontrolling interest

Accretion of redeemable noncontrolling interest to redemption value was $0.2 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, redeemable noncontrolling interest was adjusted from its redemption value to its initial fair value, decreased for the noncontrolling shareholder’s interest in net loss of Z33. This $7.0 million adjustment was the result of a decrease in the redemption price below the initial fair value, less the noncontrolling shareholder’s interest in net loss of Z33 as of March 31, 2024.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2024, we had cash and cash equivalents of $89.8 million. As of March 31, 2024, we have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of our convertible preferred shares; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million; (iii) proceeds from the Business Combination of $56.7 million in March 2023; and (iv) the April 2023 Private Placement, raising an aggregate of $80.0 million of gross proceeds from the sale of Class A Ordinary Shares and pre-funded warrants in May and June 2023. In April 2024, we closed the April 2024 Private Placement, raising an additional $112.5 million of gross proceeds from the sale of Class A Ordinary Shares and pre-funded warrants.

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

We will also be responsible to Pfizer and Lilly for significant future contingent payments under the Pfizer Agreement, the 2022 Lilly License, and the 2023 Lilly License (collectively with the 2022 Lilly License, the “Lilly Licenses”) upon the achievement of certain development, regulatory, and sales milestones, as well as ongoing royalties on net commercial sales. The size and timing of these milestone payments will vary greatly depending upon a number of factors, and it is therefore difficult to estimate the total payments that could become payable to Pfizer and Lilly and when those payments would be due. If we achieve all of the milestones, we would be obligated to pay multimillion dollar development and regulatory milestone payments and sales milestone payments. We will be required to pay certain of these milestone payments prior to the time at which we are able to generate sufficient revenue, if any, from commercial sales of any of our product candidates. We intend to fund these milestone payments using a portion of the proceeds from the Business Combination, the April 2023 Private Placement, and the April 2024 Private Placement. In addition to milestone payments, we are also required to pay Pfizer and Lilly under the Pfizer Agreement and Lilly Licenses, respectively, ongoing royalties in the mid-single digits to low double-digits (less than 20%) percentage range based upon thresholds of net sales of products.

We intend to devote most of the net proceeds from the Business Combination, the April 2023 Private Placement, and the April 2024 Private Placement to the preclinical and clinical development of our product candidates, our public company compliance costs and certain milestone payments. Based on our current business plans, we believe that the net proceeds from the Business Combination and the private placements will enable us to fund our operating expenses and capital requirements through at least the next twelve months. Our estimate as to how long we expect the net proceeds from these equity financings to be able to fund our operating expenses and capital requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drug products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the extent to which we develop, in-license or acquire other product candidates and technologies in our product candidates pipeline;
●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;
●	the number and development requirements of product candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the timing and amount of our milestone payments to Pfizer under the Pfizer Agreement and to Lilly under the Lilly Licenses;
●	our headcount growth and associated costs as we expand our research and development capabilities and establish and expand our commercial infrastructure and operations;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distributions, for any of our product candidates for which we receive marketing approval;
●	royalty payments to Pfizer under the Pfizer Agreement and Lilly under the Lilly Licenses;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the revenue, if any, received from sales of our product candidates for which we receive marketing approval; and
●	the costs of operating as a public company.

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

Cash Flows

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Net cash used in operating activities	$(4,982)	$(3,257)
Net cash used in investing activities	(5,007)	—
Net cash provided by financing activities	—	45,653
Net increase/(decrease) in cash and cash equivalents	$(9,989)	$42,396

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2024, was $4.9 million, which consisted of a net loss before redeemable noncontrolling interest of $7.7 million and a net change of $0.2 million in our net operating assets and liabilities, partially offset by $3.0 million in non-cash charges. The non-cash charges consisted of expense from share-based compensation of $2.4 million and a change in fair value on the private placement warrants of $0.6 million, partially offset by a nominal amount of foreign exchange transaction gains.

Cash used in operating activities for the three months ended March 31, 2023, was $3.3 million, which consisted of a net loss before redeemable noncontrolling interest of $9.8 million, partially offset by $6.3 million in non-cash charges and a net change of $0.2 million in our net operating assets and liabilities. The non-cash charges consisted of expense from the issuance of convertible preferred shares to Pfizer under the anti-dilution provision of the Pfizer Agreement of $2.2 million, a change in fair value of our promissory note of $2.2 million, a change in fair value of our research and development license consideration liability of $1.9 million, additional share-based payments of $0.2 million and a nominal amount of foreign exchange transaction losses partially offset by a change in fair value on the private placement warrants of $0.2 million.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2024 was $5.0 million, which was primarily related to the cash consideration paid to acquire the 2023 Lilly License as well as a nominal amount of equipment purchased during the period.

We did not have any net cash used in or provided by investing activities for the three months ended March 31, 2023.

Cash flows from financing activities

We did not have any net cash used in or provided by financing activities for the three months ended March 31, 2024.

Cash provided by financing activities for the three months ended March 31, 2023, was $45.7 million, which consisted of $56.7 million of proceeds from the issuance of shares upon the closing of the Business Combination, partially offset by a $10.0 million repayment of our promissory note and the payment of $1.0 million of deferred transaction costs.

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

WuXi Biologics

In July 2023, we entered into a master services agreement with WuXi Biologics (the “WuXi Biologics MSA”). Under the WuXi Biologics MSA, we are obligated to pay WuXi Biologics a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services. The People’s Republic of China (“PRC”), and WuXi Biologics specifically, have faced increased scrutiny by the U.S. government, which could impact our ability to supply torudokimab as needed to meet our forecasted future demand.

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

In July 2023, we entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics. The Cell Line License Agreement provides the Company with a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’ know-how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). In consideration for the license, we agreed to pay WuXi Biologics a non-refundable license fee of $150,000. Additionally, if we manufacture all of our commercial supplies of bulk drug product with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If we manufacture part of our commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements in the 2023 Annual Report. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

Other than as described under Note 2 of our unaudited interim condensed consolidated financial statements, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Annual Report.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Emerging Growth Company and Smaller Reporting Company Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Upon closing of the Business Combination, we remained an emerging growth company and may elect to extend the transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In addition, as an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	being permitted to present only two years of audited financial statements in addition to any required unaudited interim financial statements, with correspondingly reduced disclosure in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	an exception from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;
●	reduced disclosure about our executive compensation arrangements in our periodic reports, proxy statements and registrations statements; and
●	exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements; and an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2024, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1+	Employment Agreement between Zura Bio Limited and Robert Lisicki. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURA BIO LIMITED
Date: May 9, 2024	By:	/s/ Robert Lisicki
	Name:	Robert Lisicki
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Verender S. Badial
	Name:	Verender S. Badial
	Title:	Chief Financial Officer
(Principal Financial Officer)