Form 10-Q/A
period 2024-03-31
Zura Bio Ltd
filed 2024-05-15
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of May 9, 2024, the registrant had 63,683,806 Class A Ordinary Shares and 12,809,996 Public Warrants outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarter ended March 31, 2024 is being filed solely to correct the number of outstanding Class A ordinary shares reported on the cover page hereof. No other change has been made to the Form 10-Q.

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

ZURA BIO LIMITED
Date: May 15, 2024	By:	/s/ Robert Lisicki
	Name:	Robert Lisicki
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Verender S. Badial
	Name:	Verender S. Badial
	Title:	Chief Financial Officer
(Principal Financial Officer)

4