Form 10-Q
period 2024-06-30
Zura Bio Ltd
filed 2024-08-13
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, the registrant had 67,207,088 Class A Ordinary Shares and 2,025,988 Public Warrants outstanding.

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

The forward-looking statements are based on the current expectations of the Company and its management thereof and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

●	our expectations regarding our product candidates and their related benefits, and our beliefs regarding competing product candidates and products both in development and approved, may not be achieved;
●	our vision and strategy may not be successful;
●	the timing of key events and initiation of our studies and release of clinical data may take longer than anticipated or may not be achieved at all;
●	expectations regarding the potential general acceptability and maintenance of our product candidates by regulatory authorities, payors, physicians, and patients may not be achieved;
●	we may be unable to attract and retain key personnel;
●	expectations with respect to our future operating expenses, capital requirements and needs for additional financing may not be achieved;
●	we have not completed any clinical trials, and have no products approved for commercial sale;
●	we have incurred significant losses since inception, and expect to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future;
●	we require substantial additional capital to finance our operations, and if we are unable to raise such capital when needed or on acceptable terms, we may be forced to delay, reduce, and/or eliminate one or more of its development programs or future commercialization efforts;
●	we may be unable to renew existing contracts or enter into new contracts;
●	we rely on third-party contract development manufacturing organizations for the manufacture of clinical materials;
●	we rely on contract research organizations, clinical trial sites, and other third parties to conduct our preclinical studies and clinical trials;
●	we may be unable to obtain regulatory approval for our product candidates, and there may be related restrictions or limitations of any approved products;
●	we may be unable to successfully respond to general economic and geopolitical conditions;
●	we may be unable to effectively manage growth;

●	we face competitive pressures from other companies worldwide;
●	we may be unable to adequately protect our intellectual property rights; and
●	other factors set forth in documents filed, or to be filed, with the SEC.

Additional discussion of the risks, uncertainties and other factors described above, as well as other risks material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can Zura assess the impact of all such risk factors on the business of Zura or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other transactions we may execute.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on our forward-looking statements. Forward-looking statements, reflect the beliefs and opinions of Zura on the relevant subject. These statements are based upon information available to Zura as of the date of this Quarterly Report on Form 10-Q, and while Zura believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that Zura has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. All forward-looking statements attributable to Zura or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Zura undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Zura Bio Limited

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$188,443	$99,806
Prepaid expenses and other current assets	1,032	1,037
Total current assets	189,475	100,843
Property and equipment, net	25	—
Total assets	$189,500	$100,843

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,073	$20,302
Total current liabilities	15,073	20,302
Private placement warrants	2,364	990
Total liabilities	17,437	21,292

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	14,000	18,680

Shareholders’ Equity:
Preferred shares, $0.0001 par value, 1,000,000 authorized as of June 30, 2024, and December 31, 2023; -0- issued and outstanding as of June 30, 2024, and December 31, 2023	—	—
Class A Ordinary shares, $0.0001 par value, 300,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 63,683,806 and 43,593,678 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	6	4
Additional paid-in capital	278,086	162,820
Accumulated deficit	(121,570)	(103,494)
Total Zura Bio Limited shareholders’ equity	156,522	59,330
Noncontrolling interest	1,541	1,541
Total shareholders’ equity	158,063	60,871
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$189,500	$100,843

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$5,539	$28,230	$9,132	$33,114
General and administrative	6,220	5,675	11,006	8,510
Total operating expenses	11,759	33,905	20,138	41,624
Loss from operations	(11,759)	(33,905)	(20,138)	(41,624)
Other (income)/expense, net:
Other (income)/expense	(2)	(7)	(25)	3
Interest income	(2,196)	—	(3,411)	(1)
Dividend income	—	(405)	—	(405)
Change in fair value of private placement warrants	768	532	1,374	355
Change in fair value of note payable	—	—	—	2,244
Total other (income)/expense, net	(1,430)	120	(2,062)	2,196
Loss before income taxes	(10,329)	(34,025)	(18,076)	(43,820)
Income tax benefit	—	—	—	—
Net loss before redeemable noncontrolling interest	(10,329)	(34,025)	(18,076)	(43,820)
Net loss attributable to redeemable noncontrolling interest	—	—	—	203
Net loss	(10,329)	(34,025)	(18,076)	(43,617)
Accretion of redeemable noncontrolling interest to redemption value	(2,337)	—	(2,337)	(203)
Deemed dividend to redeemable noncontrolling interest	—	(10,875)	—	(10,875)
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	—	—	7,017	—
Net loss attributable to Class A Ordinary Shareholders of Zura	$(12,666)	$(44,900)	$(13,396)	$(54,695)
Net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	$(0.17)	$(1.31)	$(0.22)	$(2.88)
Weighted-average Class A Ordinary Shares used in computing net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	74,947,369	34,303,125	60,930,956	19,012,464

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest, Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Redeemable	Convertible Preferred		Class A		Additional			Total
	Noncontrolling	Shares(1)		Ordinary Shares(1)		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)
Balance as of December 31, 2023	$18,680	—	—	43,593,678	4	162,820	(103,494)	1,541	60,871

Issuance of Class A Ordinary Shares in connection with April 2024 Private Placement, net of $7.2 million of transaction costs	—	—	—	20,090,128	2	55,221	—	—	55,223
Issuance of Pre-Funded Warrants in connection with April 2024 Private Placement	—	—	—	—	—	50,030	—	—	50,030
Share-based compensation	—	—	—	—	—	5,335	—	—	5,335
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	(7,017)	—	—	—	—	7,017	—	—	7,017
Accretion of redeemable noncontrolling interest to redemption value	2,337	—	—	—	—	(2,337)	—	—	(2,337)
Net loss	—	—	—	—	—	—	(18,076)	—	(18,076)
Balance as of June 30, 2024	$14,000	—	—	63,683,806	6	278,086	(121,570)	1,541	158,063

Balance as of December 31, 2022	$10,000	13,510,415	$12,500	279,720	$—	$—	$(32,056)	$—	$(32,056)

Issuance of Series A-1 convertible preferred shares as license compensation	—	267,939	2,186	—	—	—	—	—	—
Conversion of Series A-1 convertible preferred shares to Class A Ordinary Shares in connection with Business Combination	—	(13,778,354)	(14,686)	13,778,354	2	14,684	—	—	14,686
Issuance of Class A Ordinary Shares in connection with Business Combination, including PIPE Investment, Forward Purchase Investment, and Backstop Shares, net of $4.0 million of transaction costs	—	—	—	12,444,081	1	48,350	—	—	48,351
Issuance of Class A Ordinary Shares to settle research and development license consideration liability	—	—	—	550,000	—	4,488	—	—	4,488
Reclassification of public warrant liability to equity	—	—	—	—	—	2,001	—	—	2,001
Issuance of Class A Ordinary Shares in connection with April 2023 Private Placement, net of $9.8 million of transaction costs	—	—	—	15,041,530	1	54,133	—	—	54,134
Issuance of Pre-Funded Warrants in connection with April 2023 Private Placement	—	—	—	—	—	16,070	—	—	16,070
Issuance of Class A Ordinary Shares to Lilly in connection with 2023 Lilly License	—	—	—	1,000,000	—	7,840	—	—	7,840
Issuance of Restricted share awards				499,993
Share-based compensation	—	—	—	—	—	8,088	—	—	8,088
Net loss	(203)	—	—	—	—	—	(43,617)	—	(43,617)
Accretion of redeemable noncontrolling interest to redemption value	203	—	—	—	—	—	(203)	—	(203)
Stone Peach Call Right issued to noncontrolling interest	—	—	—	—	—	—	—	1,541	1,541
Deemed dividend to redeemable noncontrolling interest	10,875	—	—	—	—	—	(10,875)	—	(10,875)
Balance as of June 30, 2023	$20,875	—	$—	43,593,678	$4	$155,654	$(86,751)	$1,541	$70,448

	Redeemable	Convertible		Class A		Additional			Total
	Noncontrolling	Preferred Shares(1)		Ordinary Shares(1)		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)
Balance as of March 31, 2024	$11,663	—	—	43,593,678	4	172,246	(111,241)	1,541	62,550

Issuance of Class A Ordinary Shares in connection with April 2024 Private Placement, net of $7.2 million of transaction costs	—	—	—	20,090,128	2	55,221	—	—	55,223
Issuance of Pre-Funded Warrants in connection with April 2024 Private Placement	—	—	—	—	—	50,030	—	—	50,030
Share-based compensation	—	—	—	—	—	2,926	—	—	2,926
Accretion of redeemable noncontrolling interest to redemption value	2,337	—	—	—	—	(2,337)	—	—	(2,337)
Net loss		—	—	—	—		(10,329)	—	(10,329)
Balance as of June 30, 2024	$14,000	—	—	63,683,806	6	278,086	(121,570)	1,541	158,063

Balance as of March 31, 2023	$10,000	—	—	27,052,155	3	69,703	(41,851)	—	27,855

Issuance of Class A Ordinary Shares in connection with April 2023 Private Placement, net of $9.8 million of transaction costs	—	—	—	15,041,530	1	54,133	—	—	54,134
Issuance of Pre-Funded Warrants in connection with April 2023 Private Placement	—	—	—	—	—	16,070	—	—	16,070
Issuance of Class A Ordinary Shares to Lilly in connection with 2023 Lilly License	—	—	—	1,000,000	—	7,840	—	—	7,840
Issuance of Restricted share awards	—	—	—	499,993	—	—	—	—
Share-based compensation	—	—	—	—	—	7,908	—	—	7,908
Net loss	—	—	—	—	—	—	(34,025)	—	(34,025)
Stone Peach Call Right issued to noncontrolling interest	—	—	—	—	—	—	—	1,541	1,541
Deemed dividend to redeemable noncontrolling interest	10,875	—	—	—	—	—	(10,875)	—	(10,875)
Balance as of June 30, 2023	$20,875	—	$—	43,593,678	$4	$155,654	$(86,751)	$1,541	$70,448

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

Zura Bio Limited

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six
	Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss before redeemable noncontrolling interest	$(18,076)	$(43,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development acquired license	—	27,381
Anti-dilution share issuance compensation	—	2,186
Share-based compensation expense	5,335	2,498
Change in fair value of note payable	—	2,244
Change in fair value of research and development license consideration liability	—	1,854
Change in fair value of private placement warrants	1,374	355
Depreciation and amortization	1	—
Foreign exchange transaction (gain)/loss	(25)	6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5	(321)
Accounts payable and accrued expenses	(213)	(813)
Net cash used in operating activities	(11,599)	(8,430)
Cash flows from investing activities
Purchase of fixed assets	(17)	—
Purchase of research and development license	(5,000)	(5,750)
Net cash used in investing activities	(5,017)	(5,750)
Cash flows from financing activities
Proceeds from issuance of Ordinary Shares in connection with April 2024 Private Placement, net of $7.2 million of transaction costs	55,223	—
Proceeds from issuance of Pre-Funded Warrants in connection with April 2024 Private Placement	50,030	—
Proceeds from issuance of Ordinary Shares in connection with April 2023 Private Placement, net of $0.1 million of transaction costs	—	63,846
Proceeds from issuance of Class A Ordinary Shares upon Closing of Business Combination	—	56,683
Proceeds from issuance of Pre-Funded Warrants in connection with April 2023 Private Placement	—	16,070
Settlement of note payable	—	(10,000)
Payment of deferred transaction costs	—	(1,184)
Net cash provided by financing activities	105,253	125,415
Net increase in cash and cash equivalents	88,637	111,235
Cash and cash equivalents, beginning of period	99,806	1,567
Cash and cash equivalents, ending of period	$188,443	$112,802

Supplemental Disclosure
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of Series A-1 convertible preferred shares for Class A Ordinary Shares	$—	$14,686
Accrued 2023 Lilly License consideration	$—	$12,250
Deemed dividend to redeemable noncontrolling interest	$—	$10,875
Issuance of Class A Ordinary shares for 2023 Lilly License	$—	$7,840
Adjustments to redeemable noncontrolling interest from redemption value to carrying value	$7,017	$—
Share-based equity issuance costs	$—	$5,590
Settlement of research and development license consideration liability	$—	$4,488
Transaction costs include in accounts payable and accrued expenses	$—	$4,122
Reclassification of deferred offering costs to additional paid-in capital	$—	$4,015
Assumption of public and private placement warrants in connection with Business Combination	$—	$3,715
Accretion of redeemable noncontrolling interest to redemption value	$2,337	$—
Reclassification of public warrant liability to equity	$—	$2,001
Issuance of Call Right to noncontrolling interest	$—	$1,541
Purchase of property and equipment included in accounts payable and accrued expenses	$9	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

1.	Organization and Description of Business

Zura Bio Limited, a Cayman Islands exempted company, formerly known as JATT Acquisition Corp (“JATT”), together with its subsidiaries (collectively, the “Company” or “Zura” or “Zura Bio”), is a clinical-stage biotechnology company advancing immunology assets into Phase 2 development programs, including crebankitug (ZB-168), a fully anti-IL7Ra monoclonal antibody, which it has licensed from Pfizer, Inc. (“Pfizer”), as well as torudokimab (ZB-880), a high affinity monoclonal antibody, and tibulizumab (ZB-106), a bispecific antibody relating to IL-17 and BAFF, which it has licensed from Eli Lilly and Company (“Lilly”). The Company’s accounting predecessor, Zura Bio Limited (herein referred to as “Legacy Zura”), was formed in the United Kingdom (“UK”) on January 18, 2022 (“Inception”).

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

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial statements. These condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. As such, the information included herein should be read in conjunction with the Company’s consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023 (the “audited consolidated financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 28, 2024. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024 and the results of operations for the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	June 30,	June 30,
	2024	2023
Shares issuable upon exercise of the public and private placement to purchase Class A Ordinary Shares	12,809,996	12,809,996
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	9,975,424	5,681,471
Shares issuable upon exercise of Z33 Series Seed Preferred Shares Put Right	2,000,000	—
Restricted share units	1,131,970	898,018
Restricted share awards	374,995	499,993
Shares issuable upon exercise of Z33 Series Seed Preferred Shares call option	—	2,000,000
Total	26,292,385	21,889,478

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and the fair value hierarchy of the valuation techniques utilized.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$186,814	$—	$—	$186,814
Financial liabilities:
Private placement warrants	$—	$2,364	$—	$2,364

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$97,913	$—	$—	$97,913
Financial liabilities:
Private placement warrants	$—	$990	$—	$990

There were no transfers into or out of Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2024.

Note payable

On December 8, 2022, the Company received $7.6 million in net proceeds from the issuance of a promissory note (the “Note”) issued to Hydra, LLC (“Hydra”) with a face amount of $8.0 million. The Note was repaid on March 20, 2023, upon the consummation of the Business Combination. The Company elected to account for the Note at fair value. Upon the Closing Date of the Business Combination, the Note was remeasured to the settlement value and subsequently repaid for a total of $10.0 million. The Company recorded a loss on remeasurement of the Note of $2.2 million for the six months ended June 30, 2023 within change in fair value of note payable in the condensed consolidated statement of operations. The Note was no longer outstanding as of June 30, 2024 and December 31, 2023.

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

Upon the Closing Date of the Business Combination, the liability was remeasured to its settlement value and subsequently settled through the issuance of 550,000 Class A Ordinary Shares of Zura. The aggregate fair value of the Class A Ordinary Shares of Zura issued to Lilly was determined to be $4.5 million, or $8.16 per share. The Company recorded a loss on the remeasurement of the research and development license consideration liability of $1.9 million for the six months ended June 30, 2023 within research and development in the condensed consolidated statements of operations. The research and development license consideration liability was no longer outstanding as of June 30, 2024 and December 31, 2023.

Private Placement Warrants

As of June 30, 2024, the Company has private placement warrants (see Note 7). Such warrants are measured at fair value on a recurring basis. Because the transfer of private placement warrants to non-permitted transferees would result in the private placement warrants having substantially the same terms as the public warrants, the Company determined that the fair value of each private placement warrant is consistent with that of a public warrant. Accordingly, the private placement warrants are classified as Level 2 financial instruments. The following table provides a summary of changes in the estimated fair value of the private placement warrants:

For the six
months ended
June 30, 2024
Balance at December 31, 2023	$990
Change in fair value	1,374
Balance at June 30, 2024	$2,364

The Company recorded a loss from the change in fair value of the private placement warrants of $0.8 million and $1.4 million for the three and six months ended June 30, 2024, respectively, and a gain of $0.5 million and loss of $0.4 million, for the three and six months ended June 30, 2023, respectively, within change in fair value of private placement warrants on the condensed consolidated statements of operations.

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023[1]
Accrued research and development costs	$7,149	$6,091
Accrued 2023 Lilly License costs	5,000	10,000
Accounts payable	990	2,749
Accrued bonus	837	1,201
Accrued severance	696	—
Other accrued expenses	401	261
Total accounts payable and accrued expenses	$15,073	$20,302
(1)	Comparative figures have been reclassified to conform with current period presentation.

5.	License Agreements

Pfizer

On March 22, 2022, the Company entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer. The Company is obligated to make 11 future development and regulatory milestone payments aggregating up to $70.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”), if any. The Company will also pay an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of net sales of Products, if any. Royalties are payable on a country-by-country basis for a certain period of years or upon the later expiration of regulatory exclusivity of the Company’s Products in a country.

The Company is also subject to a potential multi-million dollar transaction payment obligation if, within a certain period the Company has (a) certain changes in control, excluding an initial public offering or any business combination where the securities of the Company are listed on a stock exchange (e.g., a transaction with a special purpose acquisition company), or (b) the Company sublicenses or divests of its rights to the Products.

The Company recognized the first $1.0 million development milestone as a component of research and development in the consolidated statement of operations during the year ended December 31, 2023. This amount due is included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of June 30, 2024. The Company does not owe any other amounts under the Pfizer Agreement as of June 30, 2024.

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

During October 2023, the Company began drug substance manufacturing with a third party. As a result of manufacturing with a third party other than Lonza, under the terms of the Lonza License the first annual milestone payment of $0.4 million became due and was paid during the six months ended June 30, 2024. The Company recorded this payment within research and development expense in the condensed consolidated statement of operations during the three months ended March 31, 2024.

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

The Company is obligated to pay $3.0 million to Lilly under the 2022 Lilly License upon the completion of a financing by the Company with gross proceeds exceeding $100 million. The Company is further obligated to make 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound, if any. The Company will also pay an annual earned royalty to Lilly at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year, if any. The Company will account for these contingent payments when they become due. As of June 30, 2024, none of the contingent payments were due.

2023 Lilly License

On April 26, 2023, the Company’s newly-formed subsidiary ZB17 LLC (“ZB17”) entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License, the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“ZB-106”). ZB17 made a payment of $5.0 million to Lilly during the six months ended June 30, 2024 in connection with the receipt of certain know-how, data, information and materials that Lilly was required to provide under the license agreement.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, ZB17 granted to Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with ZB-106 and expires one year from the date of first indication approval for ZB-106 by the FDA or the European Medicines Agency (“EMA”). The Stone Peach Call Right represents noncontrolling interest in the Company’s subsidiary, ZB17. As of June 30, 2024, and December 31, 2023, the noncontrolling interest balance was $1.5 million.

As additional consideration, Stone Peach receives annual payments first of $0.6 million, and increasing by 10% annually, so long as the Company maintains its license for ZB-106 on May 1st of each year. An annual payment of $0.7 million became due and was paid during the three months ended June 30, 2024. The Company recorded this payment within research and development expense in the condensed consolidated statement of operations.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, the Company agreed to make a one-time milestone payment of $5.0 million to BAFFX17, Ltd (“BAFFX17”) upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by the Company of at least $100.0 million, (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) the Company’s fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis). As the Company’s fully diluted shares outstanding exceeded 52,500,000 shares prior to December 31, 2023, the $5.0 million fee was recorded in accounts payable and accrued expenses in the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023.

The Company is obligated to make 4 development milestone payments to Lilly up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440 million based on respective thresholds of net sales. The Company is also obligated to pay Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of ZB-106 in a country) an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years. The Company is also obligated to pay BAFFX17 a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License and the 2023 Lilly License with Lilly. Upon receiving written approval from the FDA, EMA, or similar regulatory authority of an Investigational New Drug (“IND”) and the commencement of a clinical trial in the applicable jurisdiction for ZB-106, Stone Peach will also receive a one-time payment of $4.5 million. Stone Peach will also receive a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction. Furthermore, Stone Peach was granted a royalty of 2% of the aggregate net sales of any products developed from the licensed compound. The Company will account for these contingent payments when they become due. As of June 30, 2024, none of the contingent payments were due.

WuXi Biologics License

In July 2023, the Company entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics and its Affiliates (“WuXi Biologics”) for certain of WuXi Biologics’ know – how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). If the Company manufactures all of its commercial supplies of bulk drug product for WuXi Biologics Licensed Products with a manufacturer other than WuXi Biologics or its affiliates, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If the Company manufactures part of its commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by the Company upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by the Company that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure.

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

April 2024 Private Placement

On April 18, 2024, the Company entered into subscription agreements (the “Investor Agreements”) with certain institutional and other accredited investors (the “Investors”), whereby the Company agreed to issue 18,732,301 Class A Ordinary Shares, par value $0.0001 per share and pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase up to 16,102,348 Class A Ordinary Shares. Each Class A Ordinary Share was sold at a price of $3.108 per Class A Ordinary Share and each 2024 Pre-Funded Warrant was sold at a price of $3.107 per 2024 Pre-Funded Warrant for an aggregate purchase price of $108.3 million. See Note 7 for further information on the Pre-Funded Warrants.

On April 18, 2024, the Company also entered into subscription agreements (the “Insider Agreements” and together with the Investor Agreements, the “April 2024 Private Placement”) with certain officers, directors and affiliates of the Company (“Insiders” and together with the Investors, the “Subscribers”), whereby the Company issued 1,357,827 Class A Ordinary Shares, par value $0.0001 per share sold a purchase price of $3.13 per Class A Ordinary Share for an aggregate purchase price of $4.2 million.

The April 2024 Private Placement closed on April 22, 2024, from which the Company received total gross proceeds of approximately $112.5 million, before deducting transaction costs of $7.2 million.

Ordinary Shares Reserved for Issuance

A summary of shares reserved for issuance as of June 30, 2024 is summarized below:

June 30, 2024
Shares issuable upon exercise of warrants to purchase Class A Ordinary Shares	32,694,344
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	10,782,788
Shares available for grant under 2023 Equity Incentive Plan and 2023 Employee Stock Purchase Plan	3,179,417
Shares issuable upon exercise of Z33 Series Seed Preferred Shares Put Right	2,000,000
Restricted Share Units	1,442,473
Total shares reserved for issuance	50,099,022

7.Warrants

In connection with the Business Combination, the Company assumed 5,910,000 private placement warrants to purchase Class A that were held by JATT and 6,899,996 public warrants to purchase Class A Ordinary Shares that were held by JATT’s public shareholders. The Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

As of June 30, 2024, no warrants have been exercised or redeemed.

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

In connection with the April 2024 Private Placement, the Company sold to accredited investors Pre-Funded Warrants to purchase up to 16,102,348 Class A Ordinary Shares at a price of $3.107 per Pre-Funded Warrant for an aggregate purchase price of approximately $50.0 million. Each Pre-Funded Warrant has an exercise price of $0.001 per Class A Ordinary Share and is exercisable for one Class A Ordinary Share at any time or times on or after April 22, 2024, until exercised in full.

The following table presents the number of public, private placement, and Pre-Funded warrants outstanding, their exercise price, and expiration dates as of June 30, 2024:

Warrants Issued	Exercise Price	Expiration Date
6,899,996	$11.50	March 2028
5,910,000	$11.50	March 2028
19,884,348	$0.001	N/A

8.	Share-based Compensation

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

The Class A Ordinary Shares issuable under the Equity Incentive Plan are subject to an annual increase on January 1st of each calendar year beginning on January 1, 2024, and ending on and including January 1, 2029, equal to the lesser of (i) 5.0% of the aggregate number of Class A Ordinary Shares outstanding on the final day of the immediately preceding calendar year, (ii) 8,059,796 Class A Ordinary Shares or (iii) such smaller number of shares as is determined by the board. As of January 1, 2024, the Company’s board of directors decided not to apply an increase to the Class A Ordinary Shares issuable under the Equity Incentive Plan for the 2024 calendar year.

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Employee Stock Purchase Plan (the “ESPP”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The maximum number of Class A Ordinary Shares that may be issued under the ESPP is 4,029,898, plus an aggregate number of Class A Ordinary Shares that are automatically added under the Equity Incentive Plan on January 1st of each calendar year unless otherwise determined by the Company’s board of directors, beginning on January 1, 2024, and ending on and including January 1, 2029, as discussed above. The ESPP enables eligible employees of the Company and designated affiliates to purchase Class A Ordinary Shares at a discount of 15%. As of June 30, 2024, the Company has not activated its ESPP.

As of June 30, 2024, a maximum of 13,624,111 Class A Ordinary Shares may be issued under either the Equity Incentive Plan and ESPP, collectively.

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

The following weighted-average assumptions were used to estimate the fair value of the Equity Incentive Plan share options issued during the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023
Share price	$3.49	$6.26
Expected volatility	101.1%	97.1%
Risk-free rate	4.2%	3.6%
Expected life	6.1 years	6.1 years
Expected dividend yield	—%	—%

The following table summarizes the Company’s share option activity for the six months ended June 30, 2024:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual	Value
	Options	(per share)	Life (Years)	(in thousands)
Options outstanding at December 31, 2023	5,791,065	$2.12	9.3	$17,752
Granted	5,259,298	3.62	—	—
Forfeited	(267,575)	1.87	—	—
Options outstanding at June 30, 2024	10,782,788	$2.86	9.3	$12,864
Options vested and exercisable at June 30, 2024[1]	2,678,918	$3.18	8.8	$4,234

1Of the vested options as of June 30, 2024, 823,963 remain subject to restrictions on exercisability

Included in the table above are 2,280,560 options to purchase Class A Ordinary Shares issued to certain directors, executives, and employees outside of the Equity Incentive Plan.

The weighted average grant date fair value of options granted during the six months ended June 30, 2024 and 2023 was $2.83 and $5.57, respectively.

Market-Based Share Options

On March 20, 2023, the Company granted 306,373 options to purchase Class A Ordinary Shares (“Market-Based Share Options”) to a certain director of the board. These awards will vest only to the extent that the 20-day volume weighted average trading price (“VWAP”) of the Class A Ordinary Shares is over $30 per Class A Ordinary Share at any time prior to the fifth anniversary of the grant date. These awards have an exercise price of $8.16 and become exercisable when vested and the market condition is satisfied. These awards expire 10 years from the date of grant. The fair value of these Market-Based Share Options was estimated using a Monte Carlo valuation method. The following table sets forth the weighted-average assumptions used at the grant date to determine the fair value of the Market-Based Share Options granted during the six months ended June 30, 2023. No Market-Based Share Options were granted during the six months ended June 30, 2024:

For the
Six Months Ended
June 30,
2023
Expected volatility	80.0%
Risk-free rate	3.6%
Expected life	2.2 years
Expected dividend yield	—%
Fair value per Market-Based Share Options	$4.66

The expense recognized related to Market-Based Share Options during the six months ended June 30, 2024 and 2023 was $0.2 million.

Restricted Share Units

The Company issued RSUs to certain employees, executives, and directors pursuant to the Equity Incentive Plan. The fair value has been estimated based on the closing price of the stock on the grant date

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested RSUs at December 31, 2023	1,563,018	$5.93
Granted	—	—
Forfeited	(121,545)	5.24
Vested and unissued	(289,503)	5.42
Unvested RSUs at June 30, 2024	1,151,970	$6.09

The expense recognized related to RSUs during the three and six months ended June 30, 2024 was approximately $0.5 million and $1.1 million, respectively.

Restricted Share Awards

The Company converted RSU’s granted to a certain director pursuant to the Equity Incentive Plan into RSAs during the year ended December 31, 2023. The fair value was estimated based on the closing price of the shares on the original grant date.

		Weighted
		Average
	Number of	Grant Date
	RSAs	Fair Value
Unvested RSAs at December 31, 2023	499,993	$8.16
Granted	—	—
Vested	(124,998)	8.16
Unvested RSAs at June 30, 2024	374,995	$8.16

The expense recognized related to RSAs during the three and six months ended June 30, 2024 was $0.3 million and $0.5, respectively.

Equity Award Modification

On January 10, 2024, the Company and its Chief Medical Officer (the “CMO”) entered into an agreement regarding the CMO’s departure from the Company (the “Severance Agreement”). In connection with the Severance Agreement, 67,525 of the share options previously granted to the CMO became fully vested and exercisable and 40,515 of the RSUs previously granted to the CMO became fully vested. All remaining share options and RSUs not vested were forfeited and cancelled. During the six months ended June 30, 2024, the Company recognized a reversal of approximately $0.1 million of share-based compensation expense related to this modification within research and development expense in the condensed consolidated statement of operations.

Share-based Compensation Expense

Share-based compensation expense for all equity arrangements for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$636	$—	$1,069	$2,186
General and administrative	2,290	2,319	4,266	2,499
Total share-based compensation expense	$2,926	$2,319	$5,335	$4,685

As of June 30, 2024, there was approximately $28.6 million of total unrecognized share-based compensation expense related to options granted to employees, executives, and directors that is expected to be recognized over a weighted average period of 3.3 years. As of June 30, 2024, there was approximately $6.1 million of total unrecognized share-based compensation expense related to RSUs granted to certain employees, executives, and directors under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 2.9 years. As of June 30, 2024, there was approximately $2.8 million of total unrecognized share-based compensation expense related to RSAs granted to a certain director under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 2.7 years.

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

In November 2023, the Company and Stone Peach amended the terms of the agreement, voiding the Company’s obligation to exercise its Call Option, and instead reverting the Company’s rights and obligations under the Call Option back to that of the original agreement. Stone Peach, in addition to the existing Put Option, was granted the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024, and April 24, 2028, under the new agreement. The amended settlement terms represented an extinguishment and reissuance of the Z33 Series Seed Preferred Shares. The $9.2 million difference between the estimated fair value of the new instrument issued and the carrying value of the Z33 Series Seed Preferred Shares was recorded as a deemed contribution from the redeemable noncontrolling interest and as an adjustment to net loss to arrive at net loss attributable to Class A ordinary shareholders in the consolidated statement of operations. On June 30, 2024, the redeemable noncontrolling interest was remeasured from its carrying value as of March 31, 2024 to its redemption price and the difference was recorded as an adjustment to net loss to arrive at net loss attributable to Class A ordinary shareholders for the three and six months ended June 30, 2024 in the condensed consolidated statement of operations.

As of June 30, 2024 and December 31, 2023, the redeemable noncontrolling interest balance was $14.0 million and $18.7 million, respectively.

11.	Subsequent Events

On July 12, 2024, the Company commenced an exchange offer (the “Exchange Offer”) and consent solicitation (the “Consent Solicitation”) relating to its outstanding (i) public warrants that were issued in connection with its initial public offering to purchase Class A ordinary shares of the Company, par value $0.0001 per share, and (ii) private placement warrants that were issued in connection with its initial public offering to purchase Class A ordinary shares (together with the public warrants, the “IPO warrants”). The Company offered to all holders of the IPO warrants the opportunity to receive 0.30 Class A ordinary shares in exchange for each outstanding IPO warrant tendered by the holder and exchanged pursuant to the Exchange Offer. Concurrently with the Exchange Offer, the Company also solicited consents from holders of the IPO warrants to amend that certain warrant agreement, dated as of July 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company (“CST”), as warrant agent (the “Warrant Agreement”) to permit the Company to require that each IPO warrant outstanding upon the closing of the Exchange Offer be exchanged for 0.27 Class A ordinary shares, which is a ratio 10% less than the exchange ratio applicable to the Exchange Offer. Pursuant to the terms of the Warrant Agreement, all except certain specified modifications or amendments require the vote or written consent of holders of at least a majority of the outstanding public warrants and a majority of the outstanding private placement warrants.

The Exchange Offer and Consent Solicitation expired at 11:59 p.m., Eastern Time on August 8, 2024. A total of 6,703,428 public warrants, or approximately 97.2% of the outstanding public warrants, and a total of 4,080,580 private placement warrants, or approximately 69.0% of the outstanding private placement warrants, were validly tendered and not validly withdrawn in the Exchange Offer and Consent Solicitation.

On August 12, 2024, the Company completed the Exchange Offer and Consent Solicitation and issued 3,235,184 Class A ordinary shares in exchange for 10,784,008 IPO warrants. In connection with its completion of the Exchange Offer, the Company entered into an amendment, dated August 12, 2024 (the “Warrant Amendment”), to the Warrant Agreement to provide the Company with the right to mandatorily exchange the Company’s remaining outstanding IPO warrants for Class A ordinary shares at an exchange ratio of 0.27 Class A ordinary shares for each IPO warrant. The Company has exercised its right to exchange all remaining untendered IPO warrants in accordance with the terms of the Warrant Amendment (the “Post-Offer Exchange”). The Company has fixed the date for such exchange as August 27, 2024.

On July 24, 2024, the Company executed a settlement agreement (“Settlement Agreement”) in connection with the CEO transition effective April 8, 2024. In respect to 1,950,000 outstanding options held by the former CEO, the Company agreed to (1) accelerate the vesting of 1,000,000 options for his service as CEO through April 8, 2024, (2) revise the vesting schedule applicable to an additional 250,000 options which will vest equally on the first, second and third anniversaries of the Transition Date (as defined therein), and (3) revise the vesting schedule applicable to the remaining 700,000 options, which would vest subject to integral participation in a capital raise of at least $50M within 12 months of the Transition Date, which the Compensation Committee has agreed occurred and vested as of the date of the Settlement Agreement. The Company is currently evaluating the impact of this modification on the consolidated financial statements.

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

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting manufacturing, and research and development activities. Our lead product candidates are in the clinical testing stage; however, we have not conducted any clinical tests ourselves, nor have any been conducted during the period since our inception. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We funded our operations up until June 30, 2024 through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of shares of convertible preferred stock of Zura Bio UK through March 31, 2023; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million in December 2022; (iii) proceeds from the Business Combination of $56.7 million in March 2023; (iv) the April 2023 Private Placement, raising an aggregate of $80.0 million of gross proceeds from the sale of Class A Ordinary Shares and Pre-Funded Warrants during the year ended December 31, 2023; and (v) the April 2024 Private Placement, raising an aggregate of $112.5 million of gross proceeds from the sale of Class A Ordinary Shares and Pre-Funded Warrants.

Since our inception, we have incurred significant operating losses. Our net loss for the three and six months ended June 30, 2024, was $10.3 million and $18.1 million, respectively. As of June 30, 2024, we had an accumulated deficit of $121.6 million. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

The Business Combination generated approximately $56.7 million in net proceeds. On March 21, 2023, our Class A Ordinary Shares and public warrants began trading on the Nasdaq under the symbols “ZURA” and “ZURAW,” respectively.

April 2024 Private Placement

On April 18, 2024, we entered into subscription agreements (the “April 2024 Investor Agreements”) with certain institutional and other accredited investors (the “Investors”), whereby we issued 18,732,301 Class A Ordinary Shares, par value $0.0001 per share and pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase up to 16,102,348 Class A Ordinary Shares. Each Class A Ordinary Share was sold at a price of $3.108 per Class A Ordinary Share and each 2024 Pre-Funded Warrant was sold at a price of $3.107 per 2024 Pre-Funded Warrant for an aggregate purchase price of $108.3 million.

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

The April 2024 Private Placement closed on April 22, 2024, from which we received gross proceeds of approximately $112.5 million.

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

2023 Lilly License

On April 26, 2023, the Company’s newly formed subsidiary ZB17 LLC (“ZB17”) entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License, the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“ZB-106”). ZB17 made a payment of $5.0 million to Lilly during the six months ended June 30, 2024, in connection with the receipt of certain know-how, data, information and materials that Lilly was required to provide under the license agreement.

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

As additional consideration, Stone Peach receives annual payments first of $0.6 million, and increasing by 10% annually, so long as the Company maintains its license for ZB-106 on May 1st of each year. An annual payment of $0.7 million became due and was paid during the three months ended June 30, 2024.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, we agreed to make a one-time milestone payment of $5.0 million to BAFFX17, Ltd (“BAFFX17”) upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by the Company of at least $100.0 million (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) the Company’s fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis). As the Company’s fully diluted shares outstanding exceeded 52,500,000 shares prior to December 31, 2023, the $5.0 million fee was recorded in accounts payable and accrued expenses in the condensed consolidated balance sheet as of June 30, 2024.

The Company is obligated to make 4 development milestone payments to Lilly up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440 million based on respective thresholds of net sales of products developed from ZB-106. The Company is also obligated to pay Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of ZB-106 in a country) an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years. The Company is also obligated to pay BAFFX17 a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License and the 2023 Lilly License with Lilly. Upon receiving written approval from the FDA, EMA, or similar regulatory authority of the Investigational New Drug (“IND”) and commencement and the commencement of a clinical trial in the applicable jurisdiction for ZB-106, Stone Peach will also receive a one-time payment of $4.5 million. Stone Peach will also receive a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction. Furthermore, Stone Peach was granted a royalty of 2% of the aggregate net sales of any products developed from the Compound. As of June 30, 2024, none of the contingent payments were due.

2022 Lilly License

On December 8, 2022, the Company’s consolidated subsidiary, Z33 Bio Inc. (“Z33”), entered into a license agreement (the “2022 Lilly License”) with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly), royalty-bearing global license to develop, manufacture, and commercialize certain intellectual property owned by Lilly relating to its IL-33 compound.

As a finder’s fee in connection with arranging the acquisition, Z33 issued to Stone Peach Properties, LLC (“Stone Peach”) 4,900,222 shares of Z33 Series Seed Preferred Shares, which was included in the measurement of the cost of the acquired asset. As of June 30, 2024, we have the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement (the “Call Option”). Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura for a price per share of $2.040724 (the “Put Option”). Stone Peach also has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024 and April 24, 2028. The Z33 Series Seed Preferred Shares represent redeemable noncontrolling interest in our subsidiary, Z33.

The Company is obligated to pay $3.0 million to Lilly under the 2022 Lilly License upon the completion of a financing by the Company with gross proceeds exceeding $100 million, in cash or in services, paid to Z33. If the $3.0 million milestone payment is not made by December 7, 2025, Lilly may terminate the 2022 Lilly License and reclaim the asset. The Company is further obligated to make 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound. The Company will also pay an annual earned royalty to Lilly at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year. The Company will account for these contingent payments when they become due. As of June 30, 2024, none of the contingent payments were due.

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

The Company does not owe any other amounts under the Pfizer Agreement as of June 30, 2024.

Recent Developments

Chief Executive Officer Transition

On March 24, 2024, the Board of Directors approved a CEO transition from Someit Sidhu, our Founder, Chief Executive Officer and Director, to Robert Lisicki, effective April 8, 2024. Dr. Sidhu remains on the Board as a Director and Mr. Lisicki joined the Board as a Director.

Warrant Exchange

On July 12, 2024, the Company commenced an exchange offer (the “Exchange Offer”) and consent solicitation (the “Consent Solicitation”) relating to its outstanding (i) public warrants that were issued in connection with its initial public offering to purchase Class A ordinary shares of the Company, par value $0.0001 per share, and (ii) private placement warrants that were issued in connection with its initial public offering to purchase Class A ordinary shares (together with the public warrants, the “IPO warrants”). The Company offered to all holders of the IPO warrants the opportunity to receive 0.30 Class A ordinary shares in exchange for each outstanding IPO warrant tendered by the holder and exchanged pursuant to the Exchange Offer. Concurrently with the Exchange Offer, the Company also solicited consents from holders of the IPO warrants to amend that certain warrant agreement, dated as of July 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company (“CST”), as warrant agent (the “Warrant Agreement”) to permit the Company to require that each IPO warrant outstanding upon the closing of the Exchange Offer be exchanged for 0.27 Class A ordinary shares, which is a ratio 10% less than the exchange ratio applicable to the Exchange Offer. Pursuant to the terms of the Warrant Agreement, all except certain specified modifications or amendments require the vote or written consent of holders of at least a majority of the outstanding public warrants and a majority of the outstanding private placement warrants.

The Exchange Offer and Consent Solicitation expired at 11:59 p.m., Eastern Time on August 8, 2024. A total of 6,703,428 public warrants, or approximately 97.2% of the outstanding public warrants, and a total of 4,080,580 private placement warrants, or approximately 69.0% of the outstanding private placement warrants, were validly tendered and not validly withdrawn in the Exchange Offer and Consent Solicitation.

On August 12, 2024, the Company completed the Exchange Offer and Consent Solicitation and issued 3,235,184 Class A ordinary shares in exchange for 10,784,008 IPO warrants. In connection with its completion of the Exchange Offer, the Company entered into an amendment, dated August 12, 2024 (the “Warrant Amendment”), to the Warrant Agreement to provide the Company with the right to mandatorily exchange the Company’s remaining outstanding IPO warrants for Class A ordinary shares at an exchange ratio of 0.27 Class A ordinary shares for each IPO warrant. The Company has exercised its right to exchange all remaining untendered IPO warrants in accordance with the terms of the Warrant Amendment (the “Post-Offer Exchange”). The Company has fixed the date for such exchange as August 27, 2024.

Impact of Global Economic Trends

Macroeconomic conditions, including uncertainties associated with the Israel-Hamas war, the ongoing conflict between Ukraine and Russia, economic slowdowns, public health crises, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets or other evolving macroeconomic developments, continue to have direct and indirect impacts on our business and could in the future materially impact our results of operations and financial condition. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational performance and financial condition, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Components of Operating Results

Operating Expenses

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

Research and development expenses could include:

●	employee-related expenses, including salaries, bonuses, benefits, share-based compensation and other related costs for those employees involved in research and development efforts;
●	external research and development expenses incurred under agreements with clinical research organizations, investigative sites and consultants to conduct our studies;
●	costs related to manufacturing material for preclinical studies and clinical trials, including fees paid to contract manufacturing organizations;
●	milestone payments under the Company’s licensing agreements;

●	laboratory supplies and research materials;
●	costs related to compliance with regulatory requirements; and
●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and equipment.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	For the Three Months Ended
	June 30,		$	%
	2024	2023	Change	Change
Operating expenses:
Research and development	$5,539	$28,230	$(22,691)	(80)%
General and administrative	6,220	5,675	545	10%
Total operating expenses	11,759	33,905	(22,146)	(65)%
Loss from operations	(11,759)	(33,905)	22,146	(65)%
Other (income)/expense, net:
Other income, net	(2)	(7)	5	(71)%
Interest income	(2,196)	—	(2,196)	0%
Dividend income	—	(405)	405	(100)%
Change in fair value of private placement warrants	768	532	236	44%
Total other (income)/expense, net	(1,430)	120	(1,550)	*
Loss before income taxes	(10,329)	(34,025)	23,696	(70)%
Income tax benefit	—	—	—	0%
Net loss before redeemable noncontrolling interest	(10,329)	(34,025)	23,696	(70)%
Net loss attributable to redeemable noncontrolling interest	—	—	—	0%
Net loss	(10,329)	(34,025)	23,696	(70)%
Accretion of redeemable noncontrolling interest to redemption value	(2,337)	—	(2,337)	0%
Deemed dividend to redeemable noncontrolling interest	—	(10,875)	10,875	0%
Net loss attributable to Ordinary Shareholders of Zura	$(12,666)	$(44,900)	$21,359	(48)%

*Percentage change not meaningful

Operating Expenses

Research and Development Expenses (in thousands):

	For the Three Months Ended
	June 30,		$	%
	2024	2023	Change	Change
Research and development	$5,539	$28,230	$(22,691)	(80)%

Research and development expenses decreased by $22.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This was primarily due to $27.2 million related to the acquisition of an IPR&D license from Lilly during the three months ended June 30, 2023. This decrease was partially offset by an increase of $1.5 million in expenses related to compensation for personnel in research and development functions including share-based compensation and an increase of $2.3 million of costs incurred for consulting services and manufacturing of our product candidates, in addition to an increase of $0.7 million for an annual milestone payment related to the 2023 Lilly License incurred during the three months ended June 30, 2024.

General and Administrative Expenses (in thousands):

	For the Three Months Ended
	June 30,		$	%
	2024	2023	Change	Change
General and administrative	$6,220	$5,675	$545	10%

General and administrative expenses increased by $0.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to increases of $0.4 million in expenses related compensation for personnel in executive and administrative functions including share-based compensation, as well as an increase of $0.1 million in professional fees for legal and accounting costs incurred related to our ongoing operations as a public company, as well as travel and office expenses.

Other Expense (Income)

Other Expense/(Income), net

Other income increased by a nominal amount for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily due to a foreign exchange transaction gain for the three months ended June 30, 2024.

Interest income

Interest income increased by $2.2 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This is due to an increase in our cash and cash equivalents balance during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to the proceeds generated from the April 2024 Private Placement.

Dividend income

Dividend income decreased by $0.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. We held no dividend-generating cash equivalents during the three months ended June 30, 2024.

Change in fair value of private placement warrants

Revaluation loss on the liability-classified private placement warrants assumed in the Business Combination was $0.8 million for the three months ended June 30, 2024 as compared to $0.5 million for the three months ended June 30, 2023.

Accretion of redeemable noncontrolling interest to redemption value

Accretion of redeemable noncontrolling interest to redemption value increased by $2.3 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This increase is due to modifications of the terms of the Z33 Series Seed Preferred Shares issued to Stone Peach and the resulting remeasurements to redemption value.

Deemed Dividend to Redeemable Noncontrolling Interest

Deemed dividend to the redeemable noncontrolling interest was $10.9 million for the three months ended June 30, 2023, due to the modification of the terms of the Z33 Series Seed Preferred Shares issued to Stone Peach. The Z33 Series Seed Preferred Shares were not modified during the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarize our results of operations for the periods presented (in thousands):

	For the Six
	Months Ended
	June 30,		$	%
	2024	2023	Change	Change
Operating expenses:
Research and development	$9,132	$33,114	$(23,982)	(72)%
General and administrative	11,006	8,510	2,496	29%
Total operating expenses	20,138	41,624	(21,486)	(52)%
Loss from operations	(20,138)	(41,624)	21,486	(52)%
Other (income)/expense, net:
Other (income)/expense	(25)	3	(28)	(933)%
Interest income	(3,411)	(1)	(3,410)	* %
Dividend income	—	(405)	405	(100)%
Change in fair value of private placement warrants	1,374	355	1,019	287%
Change in fair value of note payable	—	2,244	(2,244)	(100)%
Total other (income)/expense, net	(2,062)	2,196	(4,258)	(194)%
Loss before income taxes	(18,076)	(43,820)	25,744	(59)%
Income tax benefit	—	—	—	0%
Net loss before redeemable noncontrolling interest	(18,076)	(43,820)	25,744	(59)%
Net loss attributable to redeemable noncontrolling interest	—	203	(203)	(100)%
Net loss	(18,076)	(43,617)	25,541	(59)%
Accretion of redeemable noncontrolling interest to redemption value	(2,337)	(203)	(2,134)	* %
Deemed dividend to redeemable noncontrolling interest	—	(10,875)	10,875	(100)%
Adjustment of redeemable noncontrolling interest from redemption value	7,017	—	7,017	0%
Net loss attributable to Ordinary Shareholders of Zura	$(13,396)	$(54,695)	$41,299	(76)%

*Percentage change not meaningful

Operating Expenses

Research and Development Expenses (in thousands):

	For the Six
	Months Ended
	June 30,		$	%
	2024	2023	Change	Change
Research and development	$9,132	$33,114	$(23,982)	(72)%

Research and development expenses decreased by $24.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This was primarily due to $27.2 million related to the acquisition of an IPR&D license from Lilly during the six months ended June 30, 2023 and a decrease of $1.9 million related to the change in fair value of our research and development license consideration liability during the three months ended June 30, 2023. This decrease was partially offset by an increase of $0.7 million in expenses related to compensation for personnel in research and development functions including share-based compensation and an increase of $3.7 million of costs incurred for consulting services and manufacturing of our product candidates, in addition to an increase of $0.7 million for an annual milestone payment related to the 2023 Lilly License incurred during the six months ended June 30, 2024.

General and Administrative Expenses (in thousands):

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,	$	%
	2024	2023	Change	Change
General and administrative	$11,006	$8,510	$2,496	29%

General and administrative expenses increased by $2.5 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily due to increases of $2.0 million in expenses related compensation for personnel in executive and administrative functions including share-based compensation, as well as an increase of $0.3 million in professional fees for legal and accounting costs incurred related to our ongoing operations as a public company and an increase of $0.2 million of travel and office expenses.

Other (Income) Expense, Net

Other (Income) Expense

Other (income)/expense changed by a nominal amount for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This change was primarily due to a foreign exchange transaction gain for the six months ended June 30, 2024 as compared to a foreign exchange transaction loss for the six months ended June 30, 2023.

Interest income

Interest income increased by $3.4 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This is due to an increase in our cash and cash equivalents balance during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Dividend income

Dividend income decreased by $0.4 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. We held no dividend-generating cash equivalents during the six months ended June 30, 2024.

Change in fair value of private placement warrants

Revaluation loss on the liability-classified private placement warrants assumed in the Business Combination was $1.4 million during the six months ended June 30, 2024 compared to a revaluation loss of $0.4 million for the six months ended June 30, 2023.

Change in fair value of note payable

Revaluation loss on the note payable was $2.2 million for the six months ended June 30, 2023, as the note was remeasured to its settlement value and settled at the closing of the Business Combination.

Net loss attributable to redeemable noncontrolling interest

Net loss attributable to redeemable noncontrolling interest was $0.2 million for the six months ended June 30, 2023, representing the noncontrolling shareholder’s interest in the net loss of our consolidated subsidiary, Z33. Z33 had an immaterial amount of net loss for the six months ended June 30, 2024.

Adjustment of redeemable noncontrolling interest

During the six months ended June 30, 2024, redeemable noncontrolling interest was adjusted from its redemption value to its initial fair value, decreased for the noncontrolling shareholder’s interest in net loss of Z33. This $7.0 million adjustment was the result of a decrease in the redemption price below the initial fair value, less the noncontrolling shareholder’s interest in net loss of Z33 as of March 31, 2024. The redeemable noncontrolling interest was remeasured to its redemption value as of June 30, 2024 resulting in accretion of redeemable noncontrolling interest to redemption value of $2.3 million for the six months ended June 30, 2024 as compared to $0.2 million for the six months ended June 30, 2023.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2024, we had cash and cash equivalents of $188.4 million. As of June 30, 2024, we have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of our convertible preferred shares; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million; (iii) proceeds from the Business Combination of $56.7 million in March 2023; and (iv) the April 2023 Private Placement, raising an aggregate of $80.0 million of gross proceeds from the sale of Class A Ordinary Shares and pre-funded warrants in May and June 2023 and the April 2024 Private Placement, raising an additional $112.5 million of gross proceeds from the sale of Class A Ordinary Shares and pre-funded warrants.

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

We intend to devote most of the net proceeds from the Business Combination, the April 2023 Private Placement, and the April 2024 Private Placement to the preclinical and clinical development of our product candidates, our public company compliance costs and certain milestone payments. Based on our current business plans, we believe that our existing cash, cash equivalents and investments should be sufficient to fund our operating expenses and capital requirements through at least the next twelve months. Our estimate as to how long we expect our existing cash, cash equivalents and investments to be able to fund our operating expenses and capital requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of our product candidates that we do not expect to be commercially available in the near term, if at all and are subject to successful clinical development and regulatory approval. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through securities or debt financing, the terms of these securities or this debt may restrict our ability to operate. Any financing, if available, may involve covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Cash Flows

	For the
	Six Months
	Ended
	June 30,
	2024	2023
Net cash used in operating activities	$(11,599)	$(8,430)
Net cash used in investing activities	(5,017)	(5,750)
Net cash provided by financing activities	105,253	125,415
Net increase in cash and cash equivalents	$88,637	$111,235

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2024, was $11.6 million, which consisted of a net loss before redeemable noncontrolling interest of $18.1 million and a net change of $0.2 million in our net operating assets and liabilities, partially offset by $6.7 million in non-cash charges. The non-cash charges consisted of expense from share-based compensation of $5.3 million and a change in fair value on the private placement warrants of $1.4 million, partially offset by a nominal amount of foreign exchange transaction gains.

Cash used in operating activities for the six months ended June 30, 2023, was $8.4 million, which consisted of a net loss before redeemable noncontrolling interest of $43.8 million and a net change of $0.7 million in our net operating assets and liabilities, partially offset by $36.1 million in non-cash charges. The non-cash charges consisted of expense incurred in connection with the 2023 Lilly License of $27.4 million, a change in fair value of our promissory note of $2.2 million, a change in fair value of our research and development license consideration liability of $1.9 million, share-based payment expense of $2.2 million related to the anti-dilution shares issued to Pfizer, additional share-based payments of $2.5 million and a change in fair value on the private placement warrants of $0.3 million partially offset by foreign exchange transaction losses of $0.4 million.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2024 was $5.0 million, which was primarily related to the cash consideration paid to acquire the 2023 Lilly License as well as a nominal amount of equipment purchased during the period.

Cash used in investing activities for the six months ended June 30, 2023 was $5.8 million, which was entirely related to cash consideration paid to acquire the 2023 Lilly License.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2024 was $105.3 million, which consisted of $62.5 million of proceeds from the issuance of Class A Ordinary Shares in connection with the April 2024 Private Placement, $50.0 million of proceeds from the issuance of Pre-Funded Warrants in connection with the April 2024 Private Placement, partially offset by $7.2 million of transaction costs incurred in connection with such financing.

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

Lonza

We have entered into the Lonza License for a worldwide non-exclusive license for Lonza’s gene expression system in exchange for varying considerations depending on a number of factors such as whether the Company enters further into manufacturing agreements with Lonza or with a third party, and whether the Company enters into sublicense agreements with third parties (including up to middle six-figure annual payments per sublicense upon commencement of a sublicense, as well as royalties of up to low-single digit percentages of net sales of certain products over a commercially standard double-digit multi-year term). The Lonza License will remain in effect until terminated. The Company is free to terminate the Lonza License at any time upon 60 days’ notice, with or without cause. Lonza may terminate the Lonza License for cause upon a breach by the Company or for other commercially standard reasons. During October 2023, the Company began drug substance manufacturing with a third party. As a result of manufacturing with a third party other than Lonza, under the terms of the Lonza License the first annual milestone payment of $0.4 million became due and was paid during the six months ended June 30, 2024 We did not owe any other amounts under the Lonza License as of June 30, 2024.

WuXi Biologics

In July 2023, we entered into a master services agreement with WuXi Biologics (the “WuXi Biologics MSA”). Under the WuXi Biologics MSA, we are obligated to pay WuXi Biologics a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services. The People’s Republic of China (“PRC”), and WuXi Biologics specifically, have faced increased scrutiny by the U.S. government, which could impact our ability to supply torudokimab to meet future demand or cause us to incur additional cost to transfer services to another contract manufacturing organization.

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

In July 2023, we entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics for torudokimab. The Cell Line License Agreement provides the Company with a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’ know-how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). In consideration for the license, we agreed to pay WuXi Biologics a non-refundable license fee of $150,000. Additionally, if we manufacture all of our commercial supplies of bulk drug product with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If we manufacture part of our commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis.

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

In July 2024, we entered into a start-up agreement with a third-party CRO to manage and conduct our planned Phase 2 clinical trial for tibulizumab in systemic sclerosis. The total cost for the start-up agreement is approximately $4.1 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information otherwise required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2024, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Please refer to the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Our board of directors has set October 23, 2024 as the date for its 2024 annual meeting of stockholders (the “Annual Meeting”). In accordance with the requirements set forth in our Second Amended and Restated Memorandum and Articles of Association (“Articles”), any stockholder seeking to raise a proposal or to make a nomination for consideration at the Annual Meeting must comply with the requirements set forth in our Articles and the requirements of Rule 14a-8 of the Exchange Act, including by delivering a notice of their proposal or nomination to the Company’s Secretary at 1489 W. Warm Springs Rd. #110, Henderson, NV 89014, no later than the close of business on August 26 , 2024. In addition, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide in their notice any additional information required by Rule 14a-19(b) under the Exchange Act.

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

3.1	Second Amended and Restated Memorandum of Association of Zura Bio Limited (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 24, 2023).
4.1	Specimen Warrant Certificate of Zura (incorporated by reference to Exhibit 4.6 of JATT’s Form S-4 (File No. 333-267005) filed with the SEC on August 19, 2022).
4.2	Form of Pre-Funded Warrant to Purchase Ordinary Shares (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023).
4.3	Form of Pre-Funded Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2024).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2024).
10.2

Settlement Agreement by and between Zura Bio Limited and Someit Sidhu dated July 24, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2024).

10.3

Amendment to Warrant Agreement, by and between Zura Bio Limited and Continental Stock Transfer & Trust Company, dated August 12, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2024).

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

ZURA BIO LIMITED
Date: August 13, 2024	By:	/s/ Robert Lisicki
	Name:	Robert Lisicki
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Verender Badial
	Name:	Verender Badial
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)