Form 10-Q
period 2024-09-30
Zura Bio Ltd
filed 2024-11-07
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Registrant’s telephone number, including area code: (702) 825-9872

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

As of November 4, 2024, the registrant had 65,293,530 Class A Ordinary Shares outstanding

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

These forward-looking statements are based on the current expectations of Zura Bio Limited (the “Company” or “Zura”) and its management thereof and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. Forward-looking statements are not guarantees of performance. You should not put undue reliance on our forward-looking statements. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

●	our expectations regarding our product candidates and their related benefits, and our beliefs regarding competing product candidates and products both in development and approved, may not be achieved;
●	our vision and strategy may not be successful;
●	the timing of key events and initiation of our studies and release of clinical data may take longer than anticipated or may not be achieved at all;
●	expectations regarding the potential general acceptability and maintenance of our product candidates by regulatory authorities, payors, physicians, and patients may not be achieved;
●	we may be unable to attract and retain key personnel;
●	expectations with respect to our future operating expenses, capital requirements and needs for additional financing may not be achieved;
●	we have not completed any clinical trials, and have no products approved for commercial sale;
●	we have incurred significant losses since inception, and expect to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future;
●	we require substantial additional capital to finance our operations, and if we are unable to raise such capital when needed or on acceptable terms, we may be forced to delay, reduce, and/or eliminate one or more of its development programs or future commercialization efforts;
●	we may be unable to renew existing contracts or enter into new contracts;
●	we rely on third-party contract development manufacturing organizations for the manufacture of clinical materials;
●	we rely on contract research organizations, clinical trial sites, and other third parties to conduct our preclinical studies and clinical trials;
●	we may be unable to obtain regulatory approval for our product candidates, and there may be related restrictions or limitations of any approved products;
●	we may be unable to successfully respond to general economic and geopolitical conditions;
●	we may be unable to effectively manage growth;

●	we face competitive pressures from other companies worldwide;
●	we may be unable to adequately protect our intellectual property rights; and
●	other factors set forth in documents filed, or to be filed, with the Securities and Exchange Commission (the “SEC”).

Additional discussion of the risks, uncertainties and other factors described above, as well as other risks material to the Company’s business, can be found under “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2023. The Company may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on the business of the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other transactions we may execute.

For the reasons described above, the Company cautions you against relying on any forward-looking statements, which should also be read in conjunction with this Quarterly Report and the documents referenced within this Quarterly Report and the other cautionary statements that are included elsewhere in this Quarterly Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements, reflect the Company’s beliefs and opinions on the relevant subject. These statements are based upon information available to the Company as of the date of this Quarterly Report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Zura Bio Limited

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$188,221	$99,806
Prepaid expenses and other current assets	754	1,037
Total current assets	188,975	100,843
Property and equipment, net	44	—
Other assets	52	—
Total assets	$189,071	$100,843

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,244	$20,302
Total current liabilities	18,244	20,302
Private placement warrants	—	990
Total liabilities	18,244	21,292

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	16,240	18,680

Shareholders’ Equity:
Preferred shares, $0.0001 par value, 1,000,000 authorized as of September 30, 2024, and December 31, 2023; -0- issued and outstanding as of September 30, 2024, and December 31, 2023	—	—
Class A Ordinary Shares, $0.0001 par value, 300,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 65,293,530 and 43,593,678 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7	4
Additional paid-in capital	295,311	162,820
Accumulated deficit	(142,272)	(103,494)
Total Zura Bio Limited shareholders’ equity	153,046	59,330
Noncontrolling interest	1,541	1,541
Total shareholders’ equity	154,587	60,871
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$189,071	$100,843

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$6,029	$3,965	$15,161	$37,079
General and administrative	13,290	6,222	24,296	14,732
Total operating expenses	19,319	10,187	39,457	51,811
Loss from operations	(19,319)	(10,187)	(39,457)	(51,811)
Other (income)/expense, net:
Other (income)/expense, net	(22)	4	(47)	7
Interest income	(2,461)	(815)	(5,872)	(816)
Dividend income	—	(987)	—	(1,392)
Change in fair value of private placement warrants	3,866	(119)	5,240	236
Change in fair value of note payable	—	—	—	2,244
Total other (income)/expense, net	1,383	(1,917)	(679)	279
Loss before income taxes	(20,702)	(8,270)	(38,778)	(52,090)
Income tax benefit	—	—	—	—
Net loss before redeemable noncontrolling interest	(20,702)	(8,270)	(38,778)	(52,090)
Net loss attributable to redeemable noncontrolling interest	—	—	—	203
Net loss	(20,702)	(8,270)	(38,778)	(51,887)
Accretion of redeemable noncontrolling interest to redemption value	(2,240)	—	(4,577)	(203)
Deemed dividend to redeemable noncontrolling interest	—	—	—	(10,875)
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	—	—	7,017	—
Net loss attributable to Class A Ordinary Shareholders of Zura	$(22,942)	$(8,270)	$(36,338)	$(62,965)
Net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	$(0.26)	$(0.18)	$(0.52)	$(2.22)
Weighted-average Class A Ordinary Shares used in computing net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	87,335,667	46,876,344	69,778,401	28,402,487

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest, Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

For the Three Months Ended September 30, 2024

	Redeemable	Convertible		Class A		Additional			Total
	Noncontrolling	Preferred Shares		Ordinary Shares		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of June 30, 2024	$14,000	—	$—	63,683,806	$6	$278,086	$(121,570)	$1,541	$158,063
Issuance of Pre-Funded Warrants in exchange for Class A Ordinary Shares	—	—	—	(4,000,000)	—	—	—	—	—
Issuance of Class A Ordinary Shares in exchange for Private Placement Warrants	—	—	—	1,718,108	—	6,230	—	—	6,230
Issuance of Class A Ordinary Shares in exchange for Public Warrants	—	—	—	2,064,082	—	—	—	—	—
Issuance of Class A Ordinary Shares in connection with a sale under the ATM, net of $0.2 million of commissions	—	—	—	1,500,000	1	5,533	—	—	5,534
ATM transaction costs	—	—	—	—	—	(626)	—	—	(626)
Issuance of Class A Ordinary Shares for restricted stock units, net of shares withheld for taxes	—	—	—	327,534	—	(318)	—	—	(318)
Share-based compensation	—	—	—	—	—	8,646	—	—	8,646
Accretion of redeemable noncontrolling interest to redemption value	2,240	—	—	—	—	(2,240)	—	—	(2,240)
Net loss		—	—	—	—		(20,702)	—	(20,702)
Balance as of September 30, 2024	$16,240	—	$—	65,293,530	$7	$295,311	$(142,272)	$1,541	$154,587

For the Three Months Ended September 30, 2023

	Redeemable	Convertible		Class A		Additional			Total
	Noncontrolling	Preferred Shares		Ordinary Shares		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of June 30, 2023	$20,875	—	$—	43,593,678	$4	$155,654	$(86,751)	$1,541	$70,448
Share-based compensation	—	—	—	—	—	2,577	—	—	2,577
Net loss	—	—	—	—	—	—	(8,270)	—	(8,270)
Balance as of September 30, 2023	$20,875	—	$—	43,593,678	$4	$158,231	$(95,021)	$1,541	$64,755

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest, Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

For the Nine Months Ended September 30, 2024

	Redeemable	Convertible Preferred		Class A		Additional			Total
	Noncontrolling	Shares		Ordinary Shares		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2023	$18,680	—	$—	43,593,678	$4	$162,820	$(103,494)	$1,541	$60,871
Issuance of Class A Ordinary Shares in connection with April 2024 Private Placement, net of $7.2 million of transaction costs	—	—	—	20,090,128	2	55,221	—	—	55,223
Issuance of Pre-Funded Warrants in connection with April 2024 Private Placement	—	—	—	—	—	50,030	—	—	50,030
Issuance of Pre-Funded Warrants in exchange for Class A Ordinary Shares	—	—	—	(4,000,000)	—	—	—	—	—
Issuance of Class A Ordinary Shares in exchange for Private Placement Warrants	—	—	—	1,718,108	—	6,230	—	—	6,230
Issuance of Class A Ordinary Shares in exchange for Public Warrants	—	—	—	2,064,082	—	—	—	—	—
Issuance of Class A Ordinary Shares in connection with a sale under the ATM, net of $0.2 million of commissions	—	—	—	1,500,000	1	5,533	—	—	5,534
ATM transaction costs	—	—	—	—	—	(626)	—	—	(626)
Issuance of Class A Ordinary Shares for restricted stock units, net of shares withheld for taxes	—	—	—	327,534	—	(318)	—	—	(318)
Share-based compensation	—	—	—	—	—	13,981	—	—	13,981
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	(7,017)	—	—	—	—	7,017	—	—	7,017
Accretion of redeemable noncontrolling interest to redemption value	4,577	—	—	—	—	(4,577)	—	—	(4,577)
Net loss	—	—	—	—	—	—	(38,778)	—	(38,778)
Balance as of September 30, 2024	$16,240	—	$—	65,293,530	$7	$295,311	$(142,272)	$1,541	$154,587

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest, Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

For the Nine Months Ended September 30, 2023

	Redeemable	Convertible Preferred		Class A		Additional			Total
	Noncontrolling	Shares(1)		Ordinary Shares(1)		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)
Balance as of December 31, 2022	$10,000	13,510,415	$12,500	279,720	$—	$—	$(32,056)	$—	$(32,056)
Issuance of Series A-1 convertible preferred shares as license compensation	—	267,939	2,186	—	—	—	—	—	—
Conversion of Series A-1 convertible preferred shares to Class A Ordinary Shares in connection with Business Combination	—	(13,778,354)	(14,686)	13,778,354	2	14,684	—	—	14,686
Issuance of Class A Ordinary Shares in connection with Business Combination, including PIPE Investment, Forward Purchase Investment, and Backstop Shares, net of $4.0 million of transaction costs	—	—	—	12,444,081	1	48,350	—	—	48,351
Issuance of Class A Ordinary Shares to settle research and development license consideration liability	—	—	—	550,000	—	4,488	—	—	4,488
Reclassification of public warrant liability to equity	—	—	—	—	—	2,001	—	—	2,001
Issuance of Class A Ordinary Shares in connection with April 2023 Private Placement, net of $9.8 million of transaction costs	—	—	—	15,041,530	1	54,133	—	—	54,134
Issuance of Pre-Funded Warrants in connection with April 2023 Private Placement	—	—	—	—	—	16,070	—	—	16,070
Issuance of Class A Ordinary Shares to Lilly in connection with 2023 Lilly License	—	—	—	1,000,000	—	7,840	—	—	7,840
Issuance of restricted share awards	—	—	—	499,993	—	—	—	—	—
Share-based compensation	—	—	—	—	—	10,665	—	—	10,665
Net loss	(203)	—	—	—	—	—	(51,887)	—	(51,887)
Accretion of redeemable noncontrolling interest to redemption value	203	—	—	—	—	—	(203)	—	(203)
Stone Peach Call Right issued to noncontrolling interest	—	—	—	—	—	—	—	1,541	1,541
Deemed dividend to redeemable noncontrolling interest	10,875	—	—	—	—	—	(10,875)	—	(10,875)
Balance as of September 30, 2023	$20,875	—	$—	43,593,678	$4	$158,231	$(95,021)	$1,541	$64,755

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

Zura Bio Limited

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine
	Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss before redeemable noncontrolling interest	$(38,778)	$(52,090)
Adjustments to reconcile net loss before redeemable noncontrolling interest to net cash used in operating activities:
Research and development acquired license	—	27,381
Anti-dilution share issuance compensation	—	2,186
Share-based compensation expense	13,981	5,075
Change in fair value of note payable	—	2,244
Change in fair value of research and development license consideration liability	—	1,854
Change in fair value of private placement warrants	5,240	236
Depreciation and amortization	4	—
Foreign exchange transaction (gain)/loss	(31)	6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	283	(524)
Accounts payable and accrued expenses	2,049	2,631
Net cash used in operating activities	(17,252)	(11,001)
Cash flows from investing activities
Purchase of fixed assets	(30)	—
Purchase of research and development license	(5,000)	(8,000)
Net cash used in investing activities	(5,030)	(8,000)
Cash flows from financing activities
Proceeds from issuance of Class A Ordinary Shares in connection with April 2024 Private Placement, net of $7.2 million of transaction costs	55,223	—
Proceeds from issuance of Pre-Funded Warrants in connection with April 2024 Private Placement	50,030	—
Proceeds from issuance of Class A Ordinary Shares in connection with a sale under the ATM, net of $0.2 million of commissions	5,534	—
ATM transaction costs	(38)	—
Proceeds from issuance of Class A Ordinary Shares in connection with April 2023 Private Placement, net of $4.2 million of transaction costs	—	59,724
Proceeds from issuance of Class A Ordinary Shares upon Closing of Business Combination	—	56,683
Proceeds from issuance of Pre-Funded Warrants in connection with April 2023 Private Placement	—	16,070
Settlement of note payable	—	(10,000)
Payment of deferred transaction costs	(52)	(1,184)
Net cash provided by financing activities	110,697	121,293
Net increase in cash and cash equivalents	88,415	102,292
Cash and cash equivalents, beginning of period	99,806	1,567
Cash and cash equivalents, ending of period	$188,221	$103,859

Supplemental Disclosure
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of Class A Ordinary Shares in exchange for private placement warrants	$6,230	$—
Adjustments to redeemable noncontrolling interest from redemption value to carrying value	$7,017	$—
Accretion of redeemable noncontrolling interest to redemption value	$4,577	$—
Unpaid ATM transaction costs included in accounts payable and accrued expenses	$588	$—
Restricted share units withheld to pay employee withholding taxes that are included in accounts payable and accrued expenses	$318	$—
Purchase of property and equipment included in accounts payable and accrued expenses	$18	$—
Accrued 2023 Lilly License consideration	$—	$10,000
Deemed dividend to redeemable noncontrolling interest	$—	$10,875
Issuance of Class A Ordinary shares for 2023 Lilly License	$—	$7,840
Conversion of Series A-1 convertible preferred shares for Class A Ordinary Shares	$—	$14,686
Share-based equity issuance costs	$—	$5,590
Settlement of research and development license consideration liability	$—	$4,488
Assumption of public and private placement warrants in connection with Business Combination	$—	$3,715
Reclassification of deferred offering costs to additional paid-in capital	$—	$4,015
Reclassification of public warrant liability to equity	$—	$2,001
Issuance of Call Right to noncontrolling interest	$—	$1,541

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

1.	Organization and Description of Business

Zura Bio Limited, a Cayman Islands exempted company, formerly known as JATT Acquisition Corp (“JATT”), together with its subsidiaries (collectively, the “Company” or “Zura” or “Zura Bio”), is a clinical-stage biotechnology company advancing immunology assets into Phase 2 development programs, including crebankitug (ZB-168), a high affinity, fully human monoclonal antibody that neutralizes the anti-IL7Ra chain, which it has licensed from Pfizer, Inc. (“Pfizer”), as well as torudokimab (ZB-880), a high affinity monoclonal antibody that neutralizes IL-33, and tibulizumab (ZB-106), a tetravalent bispecific antibody relating to IL-17 and BAFF, which it has licensed from Eli Lilly and Company (“Lilly”). The Company’s accounting predecessor, Zura Bio Limited (herein referred to as “Legacy Zura”), was formed in the United Kingdom (“UK”) on January 18, 2022 (“Inception”).

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

Prior to the Business Combination, JATT’s public shares, public warrants, and public units were listed on the New York Stock Exchange (“NYSE”) under the symbols “JATT,” “JATT.WS,” and “JATT.U,” respectively. On March 20, 2023, the Company’s Class A ordinary shares (“Class A Ordinary Shares”) and public warrants began trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “ZURA” and “ZURAW,” respectively. On August 27, 2024, the Public Warrants (as defined herein) were no longer listed on the Nasdaq in connection with the completion of the Warrant Exchange (as defined herein). See Note 7.

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

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial statements. These condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. As such, the information included herein should be read in conjunction with the Company’s consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023 (the “audited consolidated financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 28, 2024. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024 and the results of operations for the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024 and 2023. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.

Significant Accounting Policies

Except for the addition of property and equipment and the update for the Warrant Exchange, there have been no significant changes in the Company’s significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Company’s consolidated financial statements in Form 10-K filed with the SEC on March 28, 2024.

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

Warrants

In connection with the Business Combination, the Company assumed JATT’s public warrant and private placement warrant liabilities. As a result of the recapitalization, the settlement provisions of the Public Warrants no longer preclude equity classification and the Public Warrants were reclassified to equity following the Business Combination. The Public Warrants and Private Placement Warrants (as defined herein) were exchanged for Class A Ordinary Shares during the three months ended September 30, 2024 (the “Warrant Exchange”). See Note 7.

In connection with each of the April 2024 Private Placement and April 2023 Private Placement (each as defined herein), the Company issued pre-funded warrants instruments.

Classification of the Public Warrants and Pre-Funded Warrants (as defined herein) as equity instruments and the Private Placement Warrants as liability instruments is based on management’s analysis of the guidance in ASC 815. The Company measured the private placement warrant liability at fair value each reporting period and at settlement value, based on the fair value of the Class A Ordinary Shares exchanged, upon the Warrant Exchange, with the change in fair value recorded as other (expense) income in the consolidated statements of operations. Upon completion of the Warrant Exchange, the warrant liability was extinguished and the Class A Ordinary Shares were recorded at fair value in stockholders’ equity. The Company measured the Public Warrants at the fair value of the equity instruments as of the Closing Date of the Business Combination. The Company measured the Pre-Funded Warrants at the fair value of the equity instruments as of the date of the April 2023 Private Placement, the April 2024 Private Placement or the Share Exchange (as defined herein), as applicable. See Note 7.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as of the periods presented because to do so would be anti-dilutive:

	September 30,	September 30,
	2024	2023
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	9,318,906	5,681,471
Shares issuable upon exercise of Z33 Put Right	2,000,000	2,000,000
Shares issuable upon vesting of restricted share units	1,050,720	1,713,018
Restricted share awards	374,995	499,993
Shares issuable upon exercise of warrants to purchase Class A Ordinary Shares	—	12,809,996
Total	12,744,621	22,704,478

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. ASU 2023-09 also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for the Company beginning with the 2025 Annual Report on Form 10-K. Early adoption is permitted. ASU 2023-09 should be applied prospectively. Retrospective adoption is permitted. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and the fair value hierarchy of the valuation techniques utilized.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$186,637	$—	$—	$186,637

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$97,913	$—	$—	$97,913
Financial liabilities:
Private placement warrants	$—	$990	$—	$990

There were no transfers into or out of Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2024. There are no outstanding Private Placement Warrants as of September 30, 2024. See Note 8.

Note payable

On December 8, 2022, the Company received $7.6 million in net proceeds from the issuance of a promissory note (the “Note”) issued to Hydra, LLC (“Hydra”) with a face amount of $8.0 million. The Note was repaid on March 20, 2023, upon the consummation of the Business Combination. The Company elected to account for the Note at fair value. Upon the Closing Date of the Business Combination, the Note was remeasured to the settlement value and subsequently repaid for a total of $10.0 million. The Company recorded a loss on remeasurement of the Note of $2.2 million for the nine months ended September 30, 2023 within change in fair value of note payable in the condensed consolidated statement of operations. The Note was no longer outstanding as of September 30, 2024 and December 31, 2023.

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

Upon the Closing Date of the Business Combination, the liability was remeasured to its settlement value and subsequently settled through the issuance of 550,000 Class A Ordinary Shares of Zura. The aggregate fair value of the Class A Ordinary Shares of Zura issued to Lilly was determined to be $4.5 million, or $8.16 per share. The Company recorded a loss on the remeasurement of the research and development license consideration liability of $1.9 million for the nine months ended September 30, 2023 within research and development in the condensed consolidated statements of operations. The research and development license consideration liability was no longer outstanding as of September 30, 2024 and December 31, 2023.

Private Placement Warrants

In August 2024, pursuant to the Warrant Exchange, the Company exchanged all of the outstanding Private Placement Warrants for Class A Ordinary Shares. See Note 7. The Private Placement Warrants were measured at fair value on a recurring basis. Because the transfer of Private Placement Warrants to non-permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments. Upon completion of the Warrant Exchange, the Private Placement Warrants were remeasured to settlement value which was determined based on the fair value of the Class A Ordinary Shares issued in exchange for the Private Placement Warrants. The following table provides a summary of changes in the estimated fair value of the Private Placement Warrants:

For the Nine
Months Ended
September 30, 2024
Balance as of December 31, 2023	$990
Change in fair value	5,240
Exchange of private placement warrants for Class A Ordinary Shares	(6,230)
Balance as of September 30, 2024	$—

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023[1]
Accrued research and development costs	$8,760	$6,091
Accrued 2023 Lilly License costs	5,000	10,000
Accounts payable	1,014	2,749
Accrued bonus	1,361	1,201
Accrued professional fees	948	150
Accrued withholding taxes payable	584	—
Other accrued expenses	577	111
Total accounts payable and accrued expenses	$18,244	$20,302
(1)	Comparative figures have been reclassified to conform with current period presentation.

5.	License Agreements

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

The Company recognized the first $1.0 million development milestone as a component of research and development in the consolidated statement of operations during the year ended December 31, 2023. This amount was fully paid to Pfizer during the nine months ended September 30, 2024. The Company does not owe any other amounts under the Pfizer Agreement as of September 30, 2024.

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

During October 2023, the Company began drug substance manufacturing with a third party. As a result of manufacturing with a third party other than Lonza, under the terms of the Lonza License the Company had a license fee of $0.4 million due in the fourth quarter of 2023 and annually thereafter. This fee was recorded in the condensed consolidated statement of operations in the fourth quarter of 2023 and was paid during the nine months ended September 30, 2024. As of September 30, 2024, there are no payments currently due under the Lonza License.

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

The Company is obligated to pay $3.0 million to Lilly under the 2022 Lilly License upon the completion of a financing by the Company with gross proceeds exceeding $100 million. The Company is further obligated to make 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound, if any. The Company will also pay an annual earned royalty to Lilly at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year, if any. The Company will account for these contingent milestone payments when they become due. As of September 30, 2024, none of the contingent milestone payments were due.

2023 Lilly License

On April 26, 2023, the Company’s newly-formed subsidiary ZB17 LLC (“ZB17”) entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License, the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“ZB-106”). ZB17 made a payment of $5.0 million to Lilly during the nine months ended September 30, 2024 in connection with the receipt of certain know-how, data, information and materials that Lilly was required to provide under the license agreement.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, ZB17 granted to Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with ZB-106 and expires one year from the date of first indication approval for ZB-106 by the FDA or the European Medicines Agency (“EMA”). The Stone Peach Call Right represents noncontrolling interest in the Company’s subsidiary, ZB17. As of September 30, 2024, and December 31, 2023, the noncontrolling interest balance was $1.5 million.

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

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, the Company agreed to make a one-time milestone payment of $5.0 million to BAFFX17, Ltd (“BAFFX17”) upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by the Company of at least $100.0 million, (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) the Company’s fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis). As the Company’s fully diluted shares outstanding exceeded 52,500,000 shares prior to December 31, 2023, the $5.0 million fee was recorded in accounts payable and accrued expenses in the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023.

The Company is obligated to make 4 development milestone payments to Lilly up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440 million based on respective thresholds of net sales. The Company is also obligated to pay Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of ZB-106 in a country) an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years. The Company is also obligated to pay BAFFX17 a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License and the 2023 Lilly License with Lilly. Upon receiving written approval from the FDA, EMA, or similar regulatory authority of an Investigational New Drug (“IND”) and the commencement of a clinical trial in the applicable jurisdiction for ZB-106, Stone Peach will also receive a one-time payment of $4.5 million. Stone Peach will also receive a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction. Furthermore, Stone Peach was granted a royalty of 2% of the aggregate net sales of any products developed from the licensed compound. The Company will account for these contingent development milestone payments when they become due. As of September 30, 2024, none of the contingent development milestone payments were due.

WuXi Biologics License

In July 2023, the Company entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics and its Affiliates (“WuXi Biologics”) for certain of WuXi Biologics’ know – how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). If the Company manufactures all of its commercial supplies of bulk drug product for WuXi Biologics Licensed Products with a manufacturer other than WuXi Biologics or its affiliates, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If the Company manufactures part of its commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by the Company upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by the Company that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure. As of September 30, 2024, there are no payments currently due under the Cell Line License Agreement.

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

Shelf Registration and ATM Program

The Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which was declared effective on September 17, 2024. Pursuant to the Shelf Registration Statement, the Company may offer and sell ordinary shares, preference shares, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the filing of the Shelf Registration Statement, the Company also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”), relating to the sale of the Company’s Class A Ordinary Shares having an aggregate gross sales price of up to $125.0 million, from time to time through Leerink Partners, acting as sales agent (the “ATM”). The Company incurred $0.6 million of offering expenses in connection with establishing the ATM that reduced additional paid-in capital as of September 30, 2024.

On September 18, 2024, the Company sold 1,500,000 Class A Ordinary Shares at a price of $3.80 per share under the ATM, for net proceeds of $5.5 million, after underwriting commissions.

Warrant Exchange

In connection with the Warrant Exchange, the Company issued 3,782,190 Class A Ordinary Shares. See Note 7.

Exchange of Class A Ordinary Shares

On August 15, 2024, the Company entered into a share surrender and warrant agreement (the “Share Exchange Agreement”) with certain affiliated shareholders (the “Shareholders”), pursuant to which (i) the Shareholders surrendered an aggregate of 4,000,000 Class A Ordinary Shares owned by the Shareholders, for no consideration, which were immediately cancelled and retired, upon surrender; and (ii) the Company issued pre-funded warrants to purchase an aggregate of 4,000,000 Ordinary Shares, with an exercise price of $0.001 per share (the “Share Exchange Warrants”) (the “Share Exchange”).

April 2024 Private Placement

On April 18, 2024, the Company entered into subscription agreements (the “Investor Agreements”) with certain institutional and other accredited investors (the “Investors”), whereby the Company agreed to issue 18,732,301 Class A Ordinary Shares at a price of $3.108 per share and pre-funded warrants to purchase up to 16,102,348 Class A Ordinary Shares (the “2024 Pre-Funded Warrants”) at a price of $3.107 per 2024 Pre-Funded Warrant for an aggregate purchase price of $108.3 million. See Note 7 for further information about the 2024 Pre-Funded Warrants.

On April 18, 2024, the Company also entered into subscription agreements (the “Insider Agreements” and together with the Investor Agreements, the “April 2024 Private Placement”) with certain officers, directors and affiliates of the Company (“Insiders” and together with the Investors, the “Subscribers”), whereby the Company issued 1,357,827 Class A Ordinary Shares at a price of $3.13 per share for an aggregate purchase price of $4.2 million.

The April 2024 Private Placement closed on April 22, 2024, from which the Company received total gross proceeds of approximately $112.5 million, before deducting transaction costs of $7.2 million.

Ordinary Shares Reserved for Issuance

A summary of shares reserved for issuance as of September 30, 2024 is summarized below:

September 30, 2024
Shares issuable upon exercise of warrants to purchase Class A Ordinary Shares	23,884,348
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	11,308,838
Shares available for grant under 2023 Equity Incentive Plan and 2023 Employee Share Purchase Plan	2,711,586
Shares issuable upon exercise of Z33 Series Seed Preferred Shares Put Right	2,000,000
Shares issuable upon release of restricted share units	1,056,720
Total shares reserved for issuance	40,961,492

7.Warrants

Warrant Exchange

On July 12, 2024, the Company commenced an exchange offer (the “Exchange Offer”) and consent solicitation (the “Consent Solicitation”) relating to its outstanding warrants that it assumed in connection with the business combination, including (i) public warrants to purchase 5,910,000 Class A Ordinary Shares (the “Public Warrants”) that were held by JATT, and (ii) private placement warrants to purchase 6,899,996 Class A Ordinary Shares (the “Private Placement Warrants”) that were held by JATT shareholders (together with the Public Warrants, the “IPO warrants”). The Company offered to all holders of the IPO warrants the opportunity to receive 0.30 Class A ordinary shares in exchange for each outstanding IPO warrant tendered by the holder and exchanged pursuant to the Exchange Offer. Concurrently with the Exchange Offer, the Company also solicited consents from holders of the IPO warrants to amend that certain warrant agreement, dated as of July 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company (“CST”), as warrant agent (the “Warrant Agreement”) to permit the Company to require that each IPO warrant outstanding upon the closing of the Exchange Offer be exchanged for 0.27 Class A ordinary shares, which is a ratio 10% less than the exchange ratio applicable to the Exchange Offer. Pursuant to the terms of the Warrant Agreement, all except certain specified modifications or amendments required the vote or written consent of holders of at least a majority of the outstanding public warrants and a majority of the outstanding private placement warrants.

On August 12, 2024, the Company completed the Exchange Offer and Consent Solicitation and issued 3,235,184 Class A ordinary shares in exchange for 10,784,008 IPO warrants. In connection with its completion of the Exchange Offer, the Company entered into an amendment, dated August 12, 2024 (the “Warrant Amendment”), to the Warrant Agreement to provide the Company with the right to mandatorily exchange the Company’s remaining outstanding IPO warrants for Class A ordinary shares at an exchange ratio of 0.27 Class A ordinary shares for each IPO warrant. On August 27, 2024, in accordance with the Warrant Amendment, the Company issued 547,006 Class A Ordinary Shares in exchange for the 196,568 outstanding Public Warrants and 1,829,420 outstanding Private Placement Warrants. As a result, there are no outstanding IPO warrants as of September 30, 2024. In connection with the Warrant Exchange, the Company paid out a de minimis amount of cash in lieu of fractional shares.

The Company incurred approximately $1.6 million of costs directly related to the Warrant Exchange, consisting primarily of dealer manager fees and professional, legal, filing, regulatory, and other costs, which are included in general and administrative expenses for the nine months ended September 30, 2024.

Public Warrants

The Public Warrants became exercisable into Class A Ordinary Shares commencing 30 days after the Business Combination with an exercise price of $11.50 per share, subject to certain adjustments and would have expired five years from the date of the Business Combination, or earlier upon redemption or liquidation. Each warrant entitled the holder to purchase one share of the Company’s Class A Ordinary Shares at a price of $11.50 per share, subject to certain adjustments.

The Public Warrants were redeemable, with 30 days written notice, for cash at a price of $0.01 per warrant if the Reference Value (as defined below) equaled or exceeded $18.00 per share, subject to certain adjustments. The warrant holders had the right to exercise their outstanding warrants prior to the scheduled redemption date at $11.50 per share, subject to certain adjustments. If the Company called the public warrants for redemption, the Company would have the option to require all holders that wished to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement. For purposes of the redemption, “Reference Value” shall mean the last reported sales price of the Company’s Class A Ordinary Shares for any twenty trading days within the thirty trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.

The Public Warrants are no longer outstanding as of September 30, 2024. See “—Warrant Exchange” above.

Private Placement Warrants

The Private Placement Warrants were identical to the Public Warrants, except that the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, Private Placement Warrants held by the initial purchasers or their permitted transferees were exercisable on a cashless basis and are non-redeemable.

The Private Placement Warrants are no longer outstanding as of September 30, 2024. See “—Warrant Exchange” above.

Pre-Funded Warrants

On August 15, 2024, in conjunction with the Share Exchange Agreement, the Company issued the 4,000,000 Share Exchange Warrants with an exercise price of $0.001 per share and no expiration date. The Share Exchange Warrants are exercisable immediately, are exercisable until such Share Exchange Warrants are exercised in full and have substantially identical terms to the form of 2024 Pre-Funded Warrant (see below). A holder of the Share Exchange Warrants (together with its affiliates and other attribution parties) may not exercise any portion of a Share Exchange Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would beneficially own more than 9.99% of the Company’s outstanding Class A Ordinary Shares immediately after exercise, which percentage may be increased or decreased to any other percentage specified not in excess of 9.99% at the holder’s election upon 61 days’ notice to the Company subject to the terms of the Share Exchange Warrants. See Note 6.

In connection with the April 2023 Private Placement, the Company sold to accredited investors pre-funded warrants to purchase up to 3,782,000 Class A Ordinary Shares at a price of $4.249 per pre-funded warrant for an aggregate purchase price of approximately $16.1 million (the “2023 Pre-Funded Warrants”). Each 2023 Pre-Funded Warrant has an exercise price of $0.001 per Class A Ordinary Share and is exercisable for one Class A Ordinary Share at any time or times on or after April 26, 2023, until exercised in full.

In connection with the April 2024 Private Placement (see Note 6), the Company sold to accredited investors the 2024 Pre-Funded Warrants to purchase up to 16,102,348 Class A Ordinary Shares. Each 2024 Pre-Funded Warrant has an exercise price of $0.001 per Class A Ordinary Share and is exercisable for one Class A Ordinary Share at any time or times on or after April 22, 2024, until exercised in full.

The following table presents the aggregate number of 2023 Pre-Funded Warrants, 2024 Pre-Funded Warrants and Share Exchange Warrants (collectively, the “Pre-Funded Warrants”) outstanding, their exercise price, and expiration dates as of September 30, 2024:

Warrants Issued	Exercise Price	Expiration Date
23,884,348	$0.001	N/A

8.	Share-based Compensation

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Equity Incentive Plan (the “Equity Incentive Plan”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The Equity Incentive Plan allows for the grant of share options, both incentive and nonqualified share options; stock appreciation rights (“SARs”), alone or in conjunction with other awards; restricted shares awards (“RSAs”) and restricted share units (“RSUs”); incentive bonuses, which may be paid in cash, shares, or a combination thereof; and other share-based awards. The Company has granted share options, RSUs and RSAs that generally vest over four years and expire after 10 years. On June 1, 2023, the Company’s board of directors approved an increase to the number of Class A Ordinary Shares that may be issued under the Equity Incentive Plan by an additional 5,564,315 Class A Ordinary Shares.

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

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Employee Stock Purchase Plan (the “ESPP”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The maximum number of Class A Ordinary Shares that may be issued under the ESPP is 4,029,898, plus an aggregate number of Class A Ordinary Shares that are automatically added under the Equity Incentive Plan on January 1st of each calendar year unless otherwise determined by the Company’s board of directors, beginning on January 1, 2024, and ending on and including January 1, 2029, as discussed above. The ESPP enables eligible employees of the Company and designated affiliates to purchase Class A Ordinary Shares at a discount of 15%. As of September 30, 2024, the Company has not activated its ESPP.

As of September 30, 2024, a maximum of 13,624,111 Class A Ordinary Shares were authorized for issuance under either the Equity Incentive Plan and ESPP, collectively.

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

The following weighted-average assumptions were used to estimate the fair value of the Equity Incentive Plan share options issued during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
Share price	$3.49	$6.26
Expected volatility	101.2%	97.1%
Risk-free rate	4.2%	3.6%
Expected life	6.1 years	6.1 years
Expected dividend yield	—%	—%

The following table summarizes the Company’s share option activity for the nine months ended September 30, 2024:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual	Value
	Options	(per share)	Life (Years)	(in thousands)
Options outstanding as of December 31, 2023	5,791,065	$2.12	9.3	$17,752
Granted	5,785,348	3.61	—	—
Forfeited	(267,575)	1.87	—	—
Options outstanding as of September 30, 2024	11,308,838	$2.89	9.1	$17,365
Options vested and exercisable as of September 30, 2024[1]	3,939,960	$2.16	8.5	$9,984

1Of the vested options as of September 30, 2024, 753,334 remain subject to restrictions on exercisability.

Included in the table above are 2,280,560 options to purchase Class A Ordinary Shares issued to certain directors, executives, and employees outside of the Equity Incentive Plan.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $2.83 and $5.57, respectively.

Market-Based Share Options

On March 20, 2023, the Company granted 306,373 options to purchase Class A Ordinary Shares (“Market-Based Share Options”) to a certain director of the board. These awards will vest only to the extent that the 20-day volume weighted average trading price (“VWAP”) of the Class A Ordinary Shares is over $30 per Class A Ordinary Share at any time prior to the fifth anniversary of the grant date. These awards have an exercise price of $8.16 and become exercisable when vested and the market condition is satisfied. These awards expire 10 years from the date of grant. The fair value of these Market-Based Share Options was estimated using a Monte Carlo valuation method. The following table sets forth the weighted-average assumptions used at the grant date to determine the fair value of the Market-Based Share Options granted during the nine months ended September 30, 2023. No Market-Based Share Options were granted during the nine months ended September 30, 2024:

For the
Nine Months Ended
September 30,
2023
Expected volatility	80.0%
Risk-free rate	3.6%
Expected life	2.2 years
Expected dividend yield	—%
Fair value per Market-Based Share Options	$4.66

The expense recognized related to Market-Based Share Options was $0.2 million for each of the three months ended September 30, 2024 and 2023, and $0.5 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Restricted Share Units

The Company issued RSUs to certain employees, executives, and directors pursuant to the Equity Incentive Plan. The fair value has been estimated based on the closing price of the stock on the grant date.

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested RSUs as of December 31, 2023	1,563,018	$5.93
Granted	5,000	3.59
Forfeited	(121,545)	5.24
Vested	(390,753)	5.80
Vested and unissued	(5,000)	3.59
Unvested RSUs as of September 30, 2024	1,050,720	$6.01

The expense recognized related to RSUs during the three and nine months ended September 30, 2024 was approximately $0.5 million and $1.6 million, respectively.

Restricted Share Awards

The Company converted RSU’s granted to a certain director pursuant to the Equity Incentive Plan into RSAs during the year ended December 31, 2023. The fair value was estimated based on the closing price of the shares on the original grant date.

		Weighted
		Average
	Number of	Grant Date
	RSAs	Fair Value
Unvested RSAs as of December 31, 2023	499,993	$8.16
Granted	—	—
Vested	(124,998)	8.16
Unvested RSAs as of September 30, 2024	374,995	$8.16

The expense recognized related to RSAs during the three and nine months ended September 30, 2024 was $0.3 million and $0.8, respectively.

Equity Award Modification

On July 24, 2024, the Company entered into a settlement agreement with Someit Sidhu (“Settlement Agreement”) in connection with the Chief Executive Officer (“CEO”) transition. Pursuant to the Settlement Agreement, 1,700,000 share options became fully vested and immediately exercisable and the remaining 250,000 share options will vest annually over three years on the anniversary of the Settlement Agreement. Accordingly, the Company recorded $5.9 million of compensation expense for the remaining grant date fair value of the 1,700,000 share options for the three and nine months ended September 30, 2024, and the grant date fair value of the 250,000 share options is being recorded to compensation expense over the revised vesting period. The Company determined that the Settlement Agreement did not result in any incremental expense.

On January 10, 2024, the Company and its Chief Medical Officer (the “CMO”) entered into an agreement regarding the CMO’s departure from the Company (the “Severance Agreement”). In connection with the Severance Agreement, 67,525 of the share options previously granted to the CMO became fully vested and exercisable and 40,515 of the RSUs previously granted to the CMO became fully vested. All remaining share options and RSUs not vested were forfeited and cancelled. During the nine months ended September 30, 2024, the Company recognized a reversal of approximately $0.1 million of share-based compensation expense related to this modification within research and development expense in the condensed consolidated statement of operations.

Share-based Compensation Expense

Share-based compensation expense for all equity arrangements for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$772	$—	$1,841	$2,186
General and administrative	7,874	2,577	12,140	5,075
Total share-based compensation expense	$8,646	$2,577	$13,981	$7,261

As of September 30, 2024, there was approximately $22.2 million of total unrecognized share-based compensation expense related to options granted to employees, executives, and directors that is expected to be recognized over a weighted average period of 3.2 years. As of September 30, 2024, there was approximately $5.6 million of total unrecognized share-based compensation expense related to RSUs granted to certain employees, executives, and directors under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 2.7 years. As of September 30, 2024, there was approximately $2.5 million of total unrecognized share-based compensation expense related to RSAs granted to a certain director under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 2.5 years.

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

In November 2023, the Company and Stone Peach amended the terms of the agreement, voiding the Company’s obligation to exercise its Call Option, and instead reverting the Company’s rights and obligations under the Call Option back to that of the original agreement. Stone Peach, in addition to the existing Put Option, was granted the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024, and April 24, 2028, under the new agreement. The amended settlement terms represented an extinguishment and reissuance of the Z33 Series Seed Preferred Shares. The $9.2 million difference between the estimated fair value of the new instrument issued and the carrying value of the Z33 Series Seed Preferred Shares was recorded as a deemed contribution from the redeemable noncontrolling interest and as an adjustment to net loss to arrive at net loss attributable to Class A ordinary shareholders in the consolidated statement of operations. On September 30, 2024, the redeemable noncontrolling interest is recorded at its redemption price, and the difference from the redemption price as of June 30, 2024 and December 31, 2023, respectively, is recorded as an adjustment to net loss to arrive at net loss attributable to Class A ordinary shareholders for the three and nine months ended September 30, 2024, respectively in the condensed consolidated statement of operations.

As of September 30, 2024 and December 31, 2023, the redeemable noncontrolling interest balance was $16.2 million and $18.7 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements as of December 31, 2023, included on Form 10-K filed with the SEC on March 28, 2024, and in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors” in our Form 10-K filed with the SEC on March 28, 2024, that could cause actual results to differ materially from historical results or anticipated results. You should carefully read the information under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Zura,” “we,” “us,” and “our” refer to Zura Bio Limited, a Cayman Islands exempted company formerly known as JATT Acquisition Corp., and its consolidated subsidiaries. References to JATT Acquisition Corp. or “JATT” refer to the Company prior to the consummation of the Business Combination.

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

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting manufacturing, and research and development activities. Our lead product candidates are in the clinical trial planning stage; however, we have not conducted any clinical trials ourselves, nor have any been conducted during the period since our inception. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We funded our operations up until September 30, 2024 through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of shares of convertible preferred stock of Zura Bio UK through March 31, 2023; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million in December 2022; (iii) proceeds from the Business Combination of $56.7 million in March 2023; (iv) the April 2023 Private Placement, raising an aggregate of $80.0 million of gross proceeds from the sale of Class A Ordinary Shares and Pre-Funded Warrants during the year ended December 31, 2023; (v) the April 2024 Private Placement, raising an aggregate of $112.5 million of gross proceeds from the sale of Class A Ordinary Shares and Pre-Funded Warrants; and (vi) the sale of 1,500,000 Class A Ordinary Shares at a price of $3.80 per share under the ATM (as defined below) for net proceeds of $5.5 million, after commissions, less $0.6 million offering costs incurred in connection with establishing the ATM.

Since our inception, we have incurred significant operating losses. Our net loss for the three and nine months ended September 30, 2024, was $20.7 million and $38.8 million, respectively. As of September 30, 2024, we had an accumulated deficit of $142.3 million. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	continue to advance the preclinical and clinical development of our product candidates;
●	conduct our planned preclinical studies and clinical trials for our product candidates, as well as initiate and complete additional trials for our product candidates and future potential product candidates;
●	scale up our clinical and regulatory capabilities;
●	manufacture current good manufacturing practices, or cGMP, material for clinical trials or potential commercial sales;
●	hire additional clinical, quality, regulatory, manufacturing, scientific and administrative personnel;

●	establish a commercialization infrastructure and scale up manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;
●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
●	seek regulatory approval for any product candidates that successfully complete clinical trials;
●	maintain, expand and protect our intellectual property portfolio;
●	add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
●	incur additional legal, accounting, and other expenses in operating as a public company.

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

The Business Combination generated approximately $56.7 million in net proceeds. On March 21, 2023, our Class A Ordinary Shares and public warrants began trading on the Nasdaq under the symbols “ZURA” and “ZURAW,” respectively. On August 27, 2024, the Public Warrants (as defined below) were no longer listed on the Nasdaq in connection with the completion of the Warrant Exchange (as defined below).

Recent Developments

Shelf Registration and ATM Program

We filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which was declared effective September 17, 2024. Pursuant to the Shelf Registration Statement, we may offer and sell ordinary shares, preference shares, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the filing of the Shelf Registration Statement, we also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”), relating to the sale of our Class A Ordinary Shares having an aggregate gross sales price of up to $125.0 million, from time to time through Leerink Partners, acting as sales agent (the “ATM”). We incurred $0.6 million of offering expenses in connection with establishing the ATM that reduced additional paid-in capital as of September 30, 2024. On September 18, 2024, we sold 1,500,000 Class A Ordinary Shares at a price of $3.80 per share under the ATM, for net proceeds of $5.5 million, after underwriting commissions.

Warrant Exchange

On July 12, 2024, we commenced an exchange offer (the “Exchange Offer”) and consent solicitation (the “Consent Solicitation”) relating to our outstanding warrants that we assumed in connection with the business combination, including (i) public warrants to purchase 5,910,000 Class A Ordinary Shares (the “Public Warrants”) that were held by JATT, and (ii) private placement warrants to purchase 6,899,996 Class A Ordinary Shares (the “Private Placement Warrants”) that were held by JATT shareholders (together with the Public Warrants, the “IPO warrants”). We offered to all holders of the IPO warrants the opportunity to receive 0.30 Class A ordinary shares in exchange for each outstanding IPO warrant tendered by the holder and exchanged pursuant to the Exchange Offer. Concurrently with the Exchange Offer, we also solicited consents from holders of the IPO warrants to amend that certain warrant agreement, dated as of July 16, 2021, by and between Zura and Continental Stock Transfer & Trust Company (“CST”), as warrant agent (the “Warrant Agreement”) to permit the us to require that each IPO warrant outstanding upon the closing of the Exchange Offer be exchanged for 0.27 Class A ordinary shares, which is a ratio 10% less than the exchange ratio applicable to the Exchange Offer. Pursuant to the terms of the Warrant Agreement, all except certain specified modifications or amendments require the vote or written consent of holders of at least a majority of the outstanding public warrants and a majority of the outstanding private placement warrants.

On August 12, 2024, we completed the Exchange Offer and Consent Solicitation and issued 3,235,184 Class A ordinary shares in exchange for 10,784,008 IPO warrants and entered into an amendment to the Warrant Agreement (the “Warrant Amendment”). Pursuant to the Warrant Amendment, we had the right to mandatorily exchange our remaining outstanding IPO warrants for Class A ordinary shares at an exchange ratio of 0.27 Class A ordinary shares for each IPO warrant. On August 27, 2024, we issued 547,006 Class A Ordinary Shares in exchange for the remaining 196,568 outstanding Public Warrants and 1,829,420 outstanding Private Placement Warrants. As a result, there were no outstanding IPO warrants as of September 30, 2024.

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

On April 18, 2024, we also entered into subscription agreements (the “April 2024 Insider Agreements” and together with the April 2024 Investor Agreements, the “April 2024 Private Placement”) with certain of our officers, directors and affiliates (“Insiders” and together with the Investors, the “2024 Subscribers”), whereby we issued 1,357,827 Class A Ordinary Shares, par value $0.0001 per share sold a purchase price of $3.13 per Class A Ordinary Share for an aggregate purchase price of $4.2 million.

The April 2024 Private Placement closed on April 22, 2024, from which we received gross proceeds of approximately $112.5 million.

April 2023 Private Placement

On April 26, 2023, we entered into a second PIPE subscription agreement (the “April 2023 Private Placement”) with certain accredited investors (the “Subscribers”), whereby we issued 15,041,530 Class A Ordinary Shares, par value $0.0001 per share and pre-funded warrants (the “2023 Pre-Funded Warrants”) to purchase up to 3,782,000 Class A Ordinary Shares. Each Class A Ordinary Share was sold at a price of $4.25 per Class A Ordinary Share and each Pre-Funded Warrant was sold at a price of $4.249 per Pre-Funded Warrant for an aggregate purchase price of $80.0 million.

2023 Lilly License

On April 26, 2023, our newly formed subsidiary ZB17 LLC (“ZB17”) entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License, the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“ZB-106”). ZB17 made a payment of $5.0 million to Lilly during the nine months ended September 30, 2024, in connection with the receipt of certain know-how, data, information and materials that Lilly was required to provide under the license agreement.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, ZB17 granted Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with ZB-106 and expires one year from the date of first indication approval for ZB-106 by the FDA or the European Medicines Agency (“EMA”). The Stone Peach Call Right represents noncontrolling interest in our subsidiary, ZB17.

As additional consideration, Stone Peach receives annual payments first of $0.6 million, and increasing by 10% annually, so long as we maintain our license for ZB-106 on May 1st of each year. An annual payment of $0.7 million became due and was paid during the three months ended June 30, 2024.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, we agreed to make a one-time milestone payment of $5.0 million to BAFFX17, Ltd (“BAFFX17”) upon the occurrence of either: (i) a change of control transaction, (ii) our closing of an issuance of equity or equity-linked securities of at least $100.0 million (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) our fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis). As our fully diluted shares outstanding exceeded 52,500,000 shares prior to December 31, 2023, the $5.0 million fee was recorded in accounts payable and accrued expenses in the condensed consolidated balance sheet as of September 30, 2024.

We are obligated to make 4 development milestone payments to Lilly up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440 million based on respective thresholds of net sales of products developed from ZB-106. We are also obligated to pay Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of ZB-106 in a country) an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years. We are also obligated to pay BAFFX17 a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License and the 2023 Lilly License with Lilly. Upon receiving written approval from the FDA, EMA, or similar regulatory authority of the Investigational New Drug (“IND”) and commencement and the commencement of a clinical trial in the applicable jurisdiction for ZB-106, Stone Peach will also receive a one-time payment of $4.5 million. Stone Peach will also receive a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction. Furthermore, Stone Peach was granted a royalty of 2% of the aggregate net sales of any products developed from the Compound. As of September 30, 2024, none of the contingent development milestone payments were due.

2022 Lilly License

On December 8, 2022, our consolidated subsidiary, Z33 Bio Inc. (“Z33”), entered into a license agreement (the “2022 Lilly License”) with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly), royalty-bearing global license to develop, manufacture, and commercialize certain intellectual property owned by Lilly relating to its IL-33 compound.

As a finder’s fee in connection with arranging the acquisition, Z33 issued to Stone Peach Properties, LLC (“Stone Peach”) 4,900,222 shares of Z33 Series Seed Preferred Shares, which was included in the measurement of the cost of the acquired asset. We have the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement (the “Call Option”). Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura for a price per share of $2.040724 (the “Put Option”). In April 2023, we agreed to exercise our Call Option and we amended the settlement terms to settle the Call Option by issuing 2,000,000 Class A Ordinary Shares (the “Amended Terms”). In November 2023, the Amended Terms were voided and our rights and obligations under the Call Option reverted to those in the original agreement (the “Second Amended Terms”). In connection with the Second Amended Terms, we also provided Stone Peach with the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024 and April 24, 2028. Each of the Amended Terms and the Second Amended Terms were considered an extinguishment and reissuance of the Z33 Series Seed Preferred Shares. The Z33 Series Seed Preferred Shares represent redeemable noncontrolling interest in our subsidiary, Z33.

We are obligated to pay $3.0 million to Lilly under the 2022 Lilly License upon the completion of a financing by Zura with gross proceeds exceeding $100 million, in cash or in services, paid to Z33. If the $3.0 million milestone payment is not made by December 7, 2025, Lilly may terminate the 2022 Lilly License and reclaim the asset. We are further obligated to make 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound. We will also pay an annual earned royalty to Lilly at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year. We will account for these contingent milestone payments when they become due. As of September 30, 2024, none of the contingent milestone payments were due.

Pfizer Agreement

On March 22, 2022, we entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer. We are obligated to make 11 future development and regulatory milestone payments aggregating up to $70.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”). We will also pay an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of net sales of Products. Royalties are payable on a country-by-country basis for a certain period of years or upon the later expiration of regulatory exclusivity of our Products in a country.

We do not owe any other amounts under the Pfizer Agreement as of September 30, 2024.

Chief Executive Officer Transition

On March 24, 2024, the Board of Directors approved a CEO transition from Someit Sidhu, our Founder, Chief Executive Officer and Director, to Robert Lisicki, effective April 8, 2024. Dr. Sidhu remains on the Board as a Director and Mr. Lisicki joined the Board as a Director.

Impact of Global Economic Trends

Macroeconomic conditions, including uncertainties associated with the upcoming U.S. presidential election, Israel-Hamas war, the ongoing conflict between Ukraine and Russia, economic slowdowns, public health crises, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets or other evolving macroeconomic developments, continue to have direct and indirect impacts on our business and could in the future materially impact our results of operations and financial condition. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational performance and financial condition, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

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

R&D expenses include the cost of in-process research and development (“IPR&D”) assets purchased in an asset acquisition transaction. IPR&D assets are expensed unless the assets acquired are deemed to have an alternative future use, provided that the acquired asset did not also include processes or activities that would constitute a “business” as defined under U.S. GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Acquired IPR&D payments are immediately expensed in the period in which they are incurred and include upfront payments, as well as transaction fees and subsequent pre-commercial milestone payments. Research and development costs incurred after the acquisition are expensed as incurred. R&D expenses also include the remeasurement of the research and development license consideration liability. The research and development license consideration liability represented an obligation to issue either preferred shares of our subsidiary or Class A Ordinary Shares to Lilly as consideration for the 2022 Lilly License, which was ultimately settled through the issuance of Class A Ordinary Shares upon the closing of the Business Combination.

Research and development expenses could include:

●	employee-related expenses, including salaries, bonuses, benefits, share-based compensation and other related costs for those employees involved in research and development efforts;
●	external research and development expenses incurred under agreements with clinical research organizations, investigative sites and consultants to conduct our studies;
●	costs related to manufacturing material for preclinical studies and clinical trials, including fees paid to contract manufacturing organizations;
●	milestone payments under our licensing agreements;
●	laboratory supplies and research materials;

●	costs related to compliance with regulatory requirements; and
●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and equipment.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	For the Three Months Ended
	September 30,		$	%
	2024	2023	Change	Change
Operating expenses:
Research and development	$6,029	$3,965	$2,064	52%
General and administrative	13,290	6,222	7,068	114%
Total operating expenses	19,319	10,187	9,132	90%
Loss from operations	(19,319)	(10,187)	(9,132)	90%
Other (income)/expense, net:
Other (income)/expense, net	(22)	4	(26)	(650)%
Interest income	(2,461)	(815)	(1,646)	202%
Dividend income	—	(987)	987	(100)%
Change in fair value of private placement warrants	3,866	(119)	3,985	* %
Total other (income)/expense, net	1,383	(1,917)	3,300	(172)%
Loss before income taxes	(20,702)	(8,270)	(12,432)	150%
Income tax benefit	—	—	—	0%
Net loss before redeemable noncontrolling interest	(20,702)	(8,270)	(12,432)	150%
Net loss	(20,702)	(8,270)	(12,432)	150%
Accretion of redeemable noncontrolling interest to redemption value	(2,240)	—	(2,240)	100%
Net loss attributable to Class A Ordinary Shareholders of Zura	$(22,942)	$(8,270)	$(14,672)	177%

*Percentage change not meaningful

Operating Expenses

Research and development expenses (in thousands):

	For the Three Months Ended
	September 30,		$	%
	2024	2023	Change	Change
Research and development	$6,029	$3,965	$2,064	52%

Research and development expenses increased by $2.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This was primarily due to an increase of $1.7 million in expenses related to personnel compensation for research and development functions including share-based compensation and an increase of $0.9 million for consulting costs for preparation of clinical trials, partially offset by a decrease of $0.7 million in our manufacturing costs.

General and administrative expenses (in thousands):

	For the Three Months Ended
	September 30,		$	%
	2024	2023	Change	Change
General and administrative	$13,290	$6,222	$7,068	114%

General and administrative expenses increased by $7.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to a $5.9 million non-cash share-based compensation expense charge for the modification of awards for the former CEO, an increase of $2.1 million in professional fees for legal and accounting costs, including $1.6 million related to the Warrant Exchange and $0.5 million related to ongoing operations as a public company, partially offset by a decrease of $0.7 million in expenses related to compensation for personnel in executive and administrative functions including share-based compensation.

Other (Income)/Expense, net

Other (income)/expense, net

Other income increased by a nominal amount for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily due to foreign exchange transaction gains for the three months ended September 30, 2024.

Interest income

Interest income increased by $1.6 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This is due to an increase in cash and cash equivalents balance during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to the proceeds generated from the April 2024 Private Placement.

Dividend income

Dividend income decreased by $1.0 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. We held no dividend-generating cash equivalents during the three months ended September 30, 2024.

Change in fair value of Private Placement Warrants

Revaluation loss on the liability-classified Private Placement Warrants assumed in the Business Combination was $3.9 million for the three months ended September 30, 2024 as compared to a $0.1 million gain for the three months ended September 30, 2023. During the three months ended September 30, 2024, the Private Placement Warrants were recorded at their settlement value upon completion of the Warrant Exchange, which was the fair value of the Class A Ordinary Shares exchanged for the Private Placement Warrants.

Accretion of Redeemable Noncontrolling Interest to Redemption Value

Accretion of redeemable noncontrolling interest to redemption value increased by $2.2 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This increase is due to modifications of the terms of the Z33 Series Seed Preferred Shares issued to Stone Peach and the resulting remeasurements to redemption value.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarize our results of operations for the periods presented (in thousands):

	For the Nine
	Months Ended
	September 30,		$	%
	2024	2023	Change	Change
Operating expenses:
Research and development	$15,161	$37,079	$(21,918)	(59)%
General and administrative	24,296	14,732	9,564	65%
Total operating expenses	39,457	51,811	(12,354)	(24)%
Loss from operations	(39,457)	(51,811)	12,354	(24)%
Other (income)/expense, net:
Other (income)/expense, net	(47)	7	(54)	(771)%
Interest income	(5,872)	(816)	(5,056)	620%
Dividend income	—	(1,392)	1,392	(100)%
Change in fair value of private placement warrants	5,240	236	5,004	* %
Change in fair value of note payable	—	2,244	(2,244)	(100)%
Total other (income)/expense, net	(679)	279	(958)	(343)%
Loss before income taxes	(38,778)	(52,090)	13,312	(26)%
Income tax benefit	—	—	—	0%
Net loss before redeemable noncontrolling interest	(38,778)	(52,090)	13,312	(26)%
Net loss attributable to redeemable noncontrolling interest	—	203	(203)	(100)%
Net loss	(38,778)	(51,887)	13,109	(25)%
Accretion of redeemable noncontrolling interest to redemption value	(4,577)	(203)	(4,374)	* %
Deemed dividend to redeemable noncontrolling interest	—	(10,875)	10,875	(100)%
Adjustment of redeemable noncontrolling interest from redemption value	7,017	—	7,017	100%
Net loss attributable to Class A Ordinary Shareholders of Zura	$(36,338)	$(62,965)	$26,627	(42)%

*Percentage change not meaningful

Operating Expenses

Research and development expenses (in thousands):

	For the Nine
	Months Ended
	September 30,		$	%
	2024	2023	Change	Change
Research and development	$15,161	$37,079	$(21,918)	(59)%

Research and development expenses decreased by $21.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This was primarily due to $27.4 million related to the acquisition of an IPR&D license from Lilly during the nine months ended September 30, 2023 and a decrease of $1.9 million related to the change in fair value of the research and development license consideration liability during the three months ended September 30, 2023. This decrease was partially offset by an increase of $2.8 million in manufacturing costs for our product candidates, $2.3 million in expenses related to personnel compensation for research and development functions excluding share-based compensation and an increase of $1.2 million of costs incurred for consulting services for our product candidates, in addition to an increase of $0.7 million for an annual milestone payment related to the 2023 Lilly License incurred during the nine months ended September 30, 2024.

General and administrative expenses (in thousands):

	For the Nine
	Months Ended
	September 30,		$	%
	2024	2023	Change	Change
General and administrative	$24,296	$14,732	$9,564	65%

General and administrative expenses increased by $9.6 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily due to a $5.9 million non-cash share-based compensation expense charge for the modification of awards for the former CEO, an increase of $2.4 million in professional fees for legal and accounting costs, including $1.6 million related to the Warrant Exchange and $0.8 million related to our ongoing operations as a public company and an increase of $1.2 million in expenses related to compensation for personnel in executive and administrative functions including share-based compensation.

Other (Income)/Expense, Net

Other (income)/expense, net

Other (income)/expense, net increased by $0.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to net foreign exchange transaction gains.

Interest income

Interest income increased by $5.1 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This is due to an increase in cash and cash equivalents balance during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Dividend income

Dividend income decreased by $1.4 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. We held no dividend-generating cash equivalents during the nine months ended September 30, 2024.

Change in fair value of Private Placement Warrants

Revaluation loss on the liability-classified Private Placement Warrants assumed in the Business Combination was $5.2 million during the nine months ended September 30, 2024 compared to a revaluation loss of $0.2 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Private Placement Warrants were recorded at their settlement value upon completion of the Warrant Exchange, which was the fair value of the Class A Ordinary Shares exchanged for the Private Placement Warrants.

Change in fair value of note payable

Revaluation loss on the note payable was $2.2 million for the nine months ended September 30, 2023, as the note was remeasured to its settlement value and settled at the closing of the Business Combination.

Net Loss Attributable to Redeemable Noncontrolling Interest

Net loss attributable to redeemable noncontrolling interest was $0.2 million for the nine months ended September 30, 2023, representing the noncontrolling shareholder’s interest in the net loss of our consolidated subsidiary, Z33. Z33 had an immaterial amount of net loss for the nine months ended September 30, 2024.

Accretion of Redeemable Noncontrolling Interest to Redemption Value

Accretion of redeemable noncontrolling interest to redemption value increased by $4.4 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase is due to remeasurement of the Z33 Series Seed Preferred Shares to redemption value. After the modification of the terms of the Z33 Series Seed Preferred Shares issued to Stone Peach (see “—2022 Lilly License” above), the Z33 Series Seed Preferred Shares are recorded at the greater of the redemption value or the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33.

Deemed Dividend to Redeemable Noncontrolling Interest

Deemed dividend to the redeemable noncontrolling interest was $10.9 million for the nine months ended September 30, 2023, due to the modification of the terms of the Z33 Series Seed Preferred Shares issued to Stone Peach (see “—2022 Lilly License” above). The Z33 Series Seed Preferred Shares were not modified during the nine months ended September 30, 2024.

Adjustment of Redeemable Noncontrolling Interest

During the nine months ended September 30, 2024, redeemable noncontrolling interest of the Z33 Series Seed Preferred Shares are recorded at the greater of the redemption value or the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33. For the nine months ended September 30, 2024, the adjustment of redeemable noncontrolling interest from redemption value of $7.0 million resulted from a decrease in the redemption value of the Z33 Series Seed Preferred Shares below its initial fair value, less the noncontrolling shareholder’s interest in net loss of Z33, as of March 31, 2024. Subsequent to March 31, 2024, there was an accretion of the redeemable noncontrolling interest when remeasuring the Z33 Series Seed Preferred Shares to its redemption value, which was greater than its initial fair value, less noncontrolling shareholder’s interest in the net loss of Z33. Accordingly, the accretion is included in accretion of redeemable noncontrolling interest to redemption value (see above).

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2024, we had cash and cash equivalents of $188.2 million. As of September 30, 2024, we have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of our convertible preferred shares; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million; (iii) proceeds from the Business Combination of $56.7 million in March 2023; (iv) the April 2023 Private Placement, raising an aggregate of $80.0 million of gross proceeds from the sale of Class A Ordinary Shares and pre-funded warrants in May and June 2023; (v) the April 2024 Private Placement, raising an additional $112.5 million of gross proceeds from the sale of Class A Ordinary Shares and pre-funded warrants; and (vi) the sale under the ATM of 1,500,000 Class A Ordinary Shares at a price of $3.80 per share for net proceeds of $5.5 million, after commissions, less $0.6 million of offering costs incurred in connection with establishing the ATM.

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

We will also be responsible to Pfizer and Lilly for significant future contingent payments under the Pfizer Agreement, the 2022 Lilly License, and the 2023 Lilly License (collectively with the 2022 Lilly License, the “Lilly Licenses”) upon the achievement of certain development, regulatory, and sales milestones, as well as ongoing royalties on net commercial sales. The size and timing of these milestone payments will vary greatly depending upon a number of factors, and it is therefore difficult to estimate the total payments that could become payable to Pfizer and Lilly and when those payments would be due. If we achieve all of the milestones, we would be obligated to pay multimillion dollar development and regulatory milestone payments and sales milestone payments. We will be required to pay certain of these milestone payments prior to the time at which we are able to generate sufficient revenue, if any, from commercial sales of any of our product candidates. We intend to fund these milestone payments using a portion of the proceeds from the Business Combination, the April 2023 Private Placement, the April 2024 Private Placement and sales under the ATM. In addition to milestone payments, we are also required to pay Pfizer and Lilly under the Pfizer Agreement and Lilly Licenses, respectively, ongoing royalties in the mid-single digits to low double-digits (less than 20%) percentage range based upon thresholds of net sales of products.

We intend to devote most of the net proceeds from the Business Combination, the April 2023 Private Placement, the April 2024 Private Placement and sales under the ATM to the preclinical and clinical development of our product candidates, our public company compliance costs and certain milestone payments. Based on our current business plans, we believe that our existing cash, cash equivalents and investments should be sufficient to fund our operating expenses and capital requirements through at least the next twelve months. Our estimate as to how long we expect our existing cash, cash equivalents and investments to be able to fund our operating expenses and capital requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Cash Flows

	For the
	Nine Months
	Ended
	September 30,
	2024	2023
Net cash used in operating activities	$(17,252)	$(11,001)
Net cash used in investing activities	(5,030)	(8,000)
Net cash provided by financing activities	110,697	121,293
Net increase in cash and cash equivalents	$88,415	$102,292

Cash flows from operating activities

Net cash used in operating activities increased by $6.3 million to $17.3 million for the nine months ended September 30, 2024 from $11.0 million for the nine months ended September 30, 2023. When adjusting the decrease in the net loss before redeemable noncontrolling interest of $13.3 million with the decrease in non-cash expenses of $19.8 million, our cash net loss is responsible for an increase in net cash used in operations of $6.5 million for the nine months ended September 30, 2024. The increase in non-cash charges was due to of an expense incurred in connection with the 2023 Lilly License of 27.4 million, a change in fair value of our promissory note of $2.2 million, a share-based payment expense of $2.2 million related to the anti-dilution shares issued to Pfizer, and a change in fair value of our research and development license consideration liability of $1.9 million for the nine months ended September 30, 2023, partially offset by an increase in share-based compensation expense of $8.9 million, of which $5.9 million related to the modification of our former CEOs awards, and an increase in the change in fair value on the Private Placement Warrants of $5.0 million for the nine months ended September 30, 2024. Working capital changes offset the adjusted net loss, providing $0.2 million of cash for operating activities, resulting from an increase in cash provided by prepaid expenses and other current assets, partially offset by a decreased use of cash for accounts payable and accrued expenses for the nine months ended September 30, 2024.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2024 was $5.0 million, which was primarily related to the cash consideration paid to acquire the 2023 Lilly License as well as a nominal amount of equipment purchased during the period.

Cash used in investing activities for the nine months ended September 30, 2023 was $8.0 million, which was entirely related to cash consideration paid to acquire the 2023 Lilly License.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $110.7 million, which consisted of $62.5 million of proceeds from the issuance of Class A Ordinary Shares in connection with the April 2024 Private Placement, $50.0 million of proceeds from the issuance of Pre-Funded Warrants in connection with the April 2024 Private Placement and net proceeds of $5.5 million, after commissions, for the sale of Class A Ordinary Shares under our ATM, partially offset by transaction costs of $7.2 million incurred in connection with the 2024 Private Placement.

Cash provided by financing activities for the nine months ended September 30, 2023 was $121.3 million, which consisted of $56.7 million of proceeds from the issuance of shares upon the closing of the Business Combination, and $59.7 million of proceeds from the issuance of Class A Ordinary Shares in connection with the April 2023 Private Placement, $16.1 million of proceeds from the issuance of Pre-Funded Warrants in connection with the April 2023 Private Placement, partially offset by a $10.0 million repayment of our promissory note and $1.2 million of payments of deferred transaction costs.

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

Lonza

We have entered into the Lonza License for a worldwide non-exclusive license for Lonza’s gene expression system in exchange for varying considerations depending on a number of factors such as whether we enter further into manufacturing agreements with Lonza or with a third party, and whether we enter into sublicense agreements with third parties (including up to middle six-figure annual payments per sublicense upon commencement of a sublicense, as well as royalties of up to low-single digit percentages of net sales of certain products over a commercially standard double-digit multi-year term). The Lonza License will remain in effect until terminated. We are free to terminate the Lonza License at any time upon 60 days’ notice, with or without cause. Lonza may terminate the Lonza License for cause upon a breach by Zura or for other commercially standard reasons. During October 2023, we began drug substance manufacturing with a third party. As a result of manufacturing with a third party other than Lonza, under the terms of the Lonza License the first license fee $0.4 million was due in the fourth quarter of 2023 and annually thereafter. This fee was recorded in our condensed consolidated statement of operations in the fourth quarter of 2023 and was paid during the nine months ended September 30, 2024. We did not owe any other amounts under the Lonza License as of September 30, 2024.

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

In July 2023, we entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics for torudokimab. The Cell Line License Agreement provides us with a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’ know-how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). In consideration for the license, we agreed to pay WuXi Biologics a non-refundable license fee of $150,000. Additionally, if we manufacture all of our commercial supplies of bulk drug product with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If we manufacture part of our commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis.

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

In October 2024 and July 2024, we entered into two separate start-up agreements with third-party CROs, including total costs of approximately $3.5 million and $4.1 million, to manage and conduct our two planned Phase 2 clinical trials for tibulizumab in (i) hidradenitis suppurativa and (ii) systemic sclerosis, respectively.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report for a description of recent accounting pronouncements applicable to our financial statements.

Emerging Growth Company and Smaller Reporting Company Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (“Securities Act”) for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Upon closing of the Business Combination, we remained an emerging growth company and may elect to extend the transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

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

We would cease to qualify as an emerging growth company on the date that is the earliest of: (i) December 31, 2026, (ii) the last day of the fiscal year in which we have more than $1.07 billion in total annual gross revenues, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our Class A Ordinary Shares that is held by non-affiliates exceeds $700.0 million as of the prior September 30th, or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over the prior three-year period. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting requirements in this Quarterly Report. Accordingly, the information contained herein may be different than you might obtain from other public companies in which you hold equity interests.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2024, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II —OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 15, 2024, we entered into a share surrender and warrant agreement (the “Share Exchange Agreement”) with entities affiliated with Venrock Healthcare Capital Partners (the “Shareholders”), pursuant to which (i) the Shareholders surrendered an aggregate of 4,000,000 Class A Ordinary Shares, owned by the Shareholders, for no consideration, which were immediately cancelled and retired, upon surrender; and (2) we issued pre-funded warrants (the “Share Exchange Warrants”) to purchase an aggregate of 4,000,000 Ordinary Shares, with an exercise price of $0.001 per share and no expiration date. The Share Exchange Warrants will be exercisable immediately and have substantially identical terms to the form of 2024 Pre-Funded Warrant. A holder of the Share Exchange Warrants (together with its affiliates and other attribution parties) may not exercise any portion of a Share Exchange Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would beneficially own more than 9.99% of our outstanding common shares immediately after exercise, which percentage may be increased or decreased to any other percentage specified not in excess of 9.99% at the holder’s election upon 61 days’ notice to us subject to the terms of the Share Exchange Warrants. The Share Exchange Warrants are exempt from registration pursuant to Section 3(a)(9) of the Securities Act as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.

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

3.1	Second Amended and Restated Memorandum of Association of Zura Bio Limited (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 24, 2023).
4.1	Specimen Warrant Certificate of Zura (incorporated by reference to Exhibit 4.6 of JATT’s Form S-4 (File No. 333-267005) filed with the SEC on August 19, 2022).
4.2	Form of Pre-Funded Warrant to Purchase Ordinary Shares (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023).
4.3	Form of Pre-Funded Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2024).
4.4	Form of Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8 - K filed with the Securities and Exchange Commission on August 21, 2024).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2024).
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

10.4

Share Surrender and Warrant Agreement, dated as of August 15, 2024, by and among the Company and certain investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 - K filed with the Securities and Exchange Commission on August 21, 2024).

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

ZURA BIO LIMITED
Date: November 7, 2024	By:	/s/ Robert Lisicki
	Name:	Robert Lisicki
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Verender Badial
	Name:	Verender Badial
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)