Form 10-K
period 2024-12-31
Zura Bio Ltd
filed 2025-03-25
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40598

ZURA BIO LIMITED

(Exact name of Registrant as specified in its Charter)

Cayman Islands	98-1725736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1489 W. Warm Springs Rd. #110 Henderson, Nevada	89014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 825-9872

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, par value $0.0001 per share	ZURA	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes - Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive - based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to - 240.10D - 1 (b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐   NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s units on The Nasdaq Capital Market on June 28, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $206,282,986.

As of March 21, 2025, the Registrant had 68,374,998 Class A Ordinary Shares, par value US$0.0001 each, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive proxy statement for the registrant’s 2025 Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

FREQUENTLY USED TERMS

Unless otherwise stated in this annual report, the terms “we,” “us,” “our” refer to Zura Bio Limited, a Cayman Islands exempted company, or its affiliates, or, if prior to the Business Combination, to JATT Acquisition Corp, a Cayman Islands exempted company, or its affiliates.

In this document:

●	“April 2023 Private Placement” means that certain private placement made to certain accredited investors, which closed in two tranches on May 1, 2023 and June 5, 2023.
●	“April 2023 Private Placement Shares” means the Class A Ordinary Shares issued in connection with the April 2023 Private Placement.
●	“Business Combination” means the mergers and other transactions contemplated by the Business Combination Agreement.
●	“Business Combination Agreement” means that certain Business Combination Agreement, dated as of June 16, 2022, as amended on September 20, 2022, November 14, 2022 and January 13, 2023, by and among JATT, Merger Sub, Merger Sub 2, Holdco and Legacy Zura, as may be amended or restated from time to time.
●	“Cayman Islands Companies Act” means the Companies Act (Revised) of the Cayman Islands.
●	“Closing” means the closing of the Business Combination.
●	“Closing Date” means March 20, 2023.
●	“Code” means the Internal Revenue Code of 1986, as amended.
●	“Company Capital Restructuring” means the restructuring of Legacy Zura before the Closing pursuant to which all the Class A Ordinary Shares were contributed by their holders to Holdco in exchange for an equivalent number of shares of the equivalent class in Holdco.
●	“Effective Time” means the time at which the Business Combination became effective.
●	“EIP” means the 2023 Zura Bio Limited Equity Incentive Plan, as amended.
●	“Ewon PIPE Subscription Agreement” means that certain subscription agreement, between JATT, on the one hand, and Ewon, on the other hand, dated as of June 16, 2022, as amended on November 25, 2022.
●	“Exchange Act” means the Securities Exchange Act of 1934, as amended.
●	“Forward Purchase Agreements” or “FPA” means those certain Amended and Restated Forward Purchase Agreements, by and between Athanor Master Fund, LP and Athanor International Master Fund, LP and JATT, dated August 5, 2021 and as amended and restated on January 27, 2022 and further amended on March 8, 2023.
●	“Founder shares” means Class B Ordinary Shares of JATT Acquisition Corp held by our Initial Shareholders (including their permitted transferees) and the Class A Ordinary Shares issued upon the conversion thereof. “FPA Shares” means the 3,000,000 JATT Class A Ordinary Shares purchased by the FPA Investors.
●	“Fully Diluted Holdco Shares” means, without duplication, the aggregate number of Holdco Shares that (i) were issued and outstanding immediately prior to the Closing or (ii) would have been issuable upon the exercise of Holdco Options.
●	“FPA Investors” means those two accredited investors that are parties to the Forward Purchase Agreements.
●	“GAAP” means accounting principles generally accepted in the United States of America.

●	“HSR Act” means Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
●	“Holdco” or “Zura Holdco” means Zura Bio Holdings Ltd, a Cayman Islands exempted company.
●	“Holdco Options” means the options to purchase Holdco ordinary shares, which were exchanged for Zura Options upon Closing.
●	“Holdco ordinary shares” or “Holdco shares” means ordinary shares of Holdco, par value $0.001 per share.
●	“Holdco SSA” has the meaning given in “The Business Combination Agreement — Company Capital Restructuring.”
●	“Initial Shareholders” means the Sponsor and any other holders of Founder Shares (or their permitted transferees).
●	“IPO” refers to JATT’s initial public offering of 13,800,000 Units of JATT consummated on July 13, 2021 and in the over-allotment closing on July 19, 2021.
●	“IRS” means the United States Internal Revenue Service.
●	“JATT” means JATT Acquisition Corp, a Cayman Islands exempted company.
●	“JATT Class A Ordinary Share” means a Class A ordinary share, par value $0.0001 per share, of JATT.
●	“JATT Class B Ordinary Share” means a Class B ordinary share, par value $0.0001 per share, of JATT.
●	“JATT Units” means JATT’s units sold in the IPO, each of which consisted of one JATT Class A Ordinary Share and one-half of one Public Warrant.
●	“Legacy Zura” means Zura Bio Limited, a limited company incorporated under the laws of England and Wales.
●	“Lilly” means Eli Lilly and Company.
●	“Lilly Shares” means the 1,000,000 Class A Ordinary Shares being issued to Lilly pursuant to the Lilly-ZB17 License.
●	“Lilly-Z33 License” means that certain License, Development and Commercialization Agreement, dated as of December 8, 2022, by and between Eli Lilly and Company and Z33 Bio Inc.
●	“Lilly-ZB17 License Agreement” means that certain License, Development and Commercialization Agreement, dated as of April 26, 2023, by and between Eli Lilly and Company and ZB17 LLC.
●	“MAA” means the Second Amended and Restated Memorandum and Articles of Association of Zura Bio Limited, adopted by special resolution dated March 16, 2023 and effective on March 20, 2023.
●	“Merger Sub 2” means JATT Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of JATT.
●	“Minimum Cash Condition” means Available Closing Date Cash of at least $65 million.
●	“Nasdaq” means The Nasdaq Capital Market.
●	“Ordinary Shares” means the JATT Class A Ordinary Shares and JATT Class B Ordinary Shares prior to the Business Combination, and the Class A Ordinary Shares of Zura Bio Limited after the Business Combination.
●	“PFIC” means Passive Foreign Investment Company.

●	“Pfizer Agreement” or “Pfizer License” means that certain License Agreement, effective as of March 22, 2022, by and between Zura and Pfizer Inc.
●	“PIPE Financing” means the issuance and sale of Zura Class A Ordinary Shares pursuant to the PIPE Subscription Agreements.
●	“PIPE Investors” means Ewon Comfortech Co., Ltd. and Eugene Investment & Securities Co., Ltd.
●	“PIPE Shares” means the 2,009,950 JATT Class A Ordinary Shares purchased by the PIPE Investors in the PIPE Financing.
●	“Pre-Combination MAA” means JATT’s Amended and Restated Memorandum and Articles of Association, dated July 12, 2021.
●	“Private Placement Warrants” means the 5,910,000 warrants sold in a private placement to the Sponsor, consummated upon JATT’s initial public offering on July 13, 2021 and in the overallotment exercise on July 19, 2021. “public shareholders” means the holders of the JATT public shares.
●	“Public shares” means the JATT Class A Ordinary Shares which were sold as part of the IPO, whether they were purchased in the IPO or in the aftermarket. “Public Warrants” means the redeemable warrants that were included in the JATT Units that entitle the holder thereof to purchase one-half of one JATT Class A Ordinary Share, with each whole warrant exercisable at a price of $11.50 per share.
●	“SEC” means the U.S. Securities and Exchange Commission.
●	“Second PIPE Subscription Agreement” means the form of Subscription Agreement entered into by the Company and certain accredited investors in connection with the April 2023 Private Placement.
●	“Securities Act” means the Securities Act of 1933, as amended.
●	“Selling Securityholders” means the persons listed in the tables in the section entitled “Selling Securityholders.”
●	“scFv” means single-chain viable region.
●	“Sponsor” means JATT Ventures, L.P., a Cayman Islands exempted limited partnership.
●	“Sponsor Forfeiture Agreement” means the forfeiture agreement between the Sponsor and JATT and Zura, dated as of June 16, 2022.
●	“Transfer and Warrants Agent” means Continental Stock Transfer & Trust Company.
●	“Trust Account” means the Trust Account of JATT at Continental Stock Transfer & Trust Company that holds the proceeds from JATT’s IPO and a portion of the private placement of the Private Placement Warrants.
●	“Trustee” means Continental Stock Transfer & Trust Company.
●	“Units” or “JATT Units” means the units of JATT, each consisting of one JATT Class A Ordinary Share and one-half of one redeemable warrant, which separated upon the consummation of the Business Combination.
●	“Warrant Agent” means Continental Stock Transfer & Trust Company.
●	“Warrant Agreement” means that certain warrant agreement, dated July 16, 2021, between JATT and the Warrant Agent.

●	“Z17” means ZB17 LLC, a Delaware limited liability company. “Z33” means Z33 Bio Inc., a corporation incorporated under the laws of the State of Delaware.
●	“ZB-106 Equity Grant Agreement” means that agreement dated as of April 26, 2023, pursuant to which the Company agreed to issue and grant to Lilly 1,000,000 Shares (the “Lilly Shares”) in a private placement transaction.
●	“ZB Assets” means tibulizumab (ZB-106), torudokimab (ZB-880) and crebankitug (crebankitug).
●	“Zura” means Zura Bio Limited, an exempted company incorporated under the laws of the Cayman Islands (formerly known as Jatt Acquisition Corp).
●	“Zura Board” means the board of directors of Zura.
●	“Zura Class A Ordinary Shares” or “Class A Ordinary Shares” means the Class A ordinary shares, par value $0.0001 per share, of Zura, following the effectiveness of the MAA in connection with the Closing.
●	“Zura Options” means the options issued at Closing upon the exchange of Holdco Options.
●	“Zura ordinary shares” means ordinary shares of Legacy Zura, par value £0.001 per share, prior to the Closing.
●	“Zura Warrants” means the redeemable warrants that entitle the holder thereof to purchase one-half share of one Zura Class A Ordinary Share, following the effectiveness of the MAA in connection with the Closing.

Unless specified otherwise, amounts in this annual report are presented in United States (“U.S.”) dollars.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

Additional discussion of the risks, uncertainties and other factors described above, as well as other risks material to our business, can be found under “Risk Factors” in Part I, Item 1A of this Annual Report. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other transactions we may execute.

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with this Annual Report and the documents referenced within this Annual Report and the other cautionary statements that are included elsewhere in this Annual Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:

●	We have a limited operating history, have not initiated, conducted or completed any clinical trials, and have not taken a product through to commercialization.
●	We have incurred losses since inception, and we expect to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future. We have not generated any revenue from the ZB Assets and may never generate revenue or become profitable.
●	Our recurring losses from operations and financial condition could raise substantial doubt about our ability to continue.
●	If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our development programs or future commercialization efforts. We have never successfully completed the regulatory approval process for any product candidates, and we may be unable to do so for any product candidates we develop.
●	We are substantially dependent on the success of the ZB Assets, and our anticipated clinical trials of the ZB Assets may not be successful.
●	We may find it difficult to enroll participants in our clinical trials. If we experience delays or difficulties in the enrollment of participants in clinical trials, our successful completion of clinical trials, our receipt of marketing approvals could be delayed or prevented.
●	The results of preclinical testing and early clinical trials may not be predictive of the success of our later clinical trials, and the results of our clinical trials may not satisfy the requirements of the United States Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), or other foreign regulatory authorities.
●	Preclinical and clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results.
●	Preliminary, interim data from our clinical trials that we announce or publish may change as more patient data become available and are subject to audit and verification procedures.
●	We may develop the ZB Assets in combination with other therapies, which exposes us to additional risks related to other agents or active pharmaceutical or biological ingredients used in combination with our product candidates.
●	If the FDA or other regulatory authorities revoke their approval of these other therapies or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the therapies we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval.
●	We depend on license agreements with Pfizer and Lilly to permit us to use certain patents, know-how and technology. Termination of these rights or the failure to comply with obligations under these agreements could materially harm our business and prevent us from developing or commercializing the ZB Assets.
●	Our ability to protect our patents and other proprietary rights is uncertain. We have limited geographical protection with respect to our licensed patents and may not be able to protect our intellectual property rights throughout the world. Patent terms may not protect our competitive position with respect to the ZB Assets for an adequate amount of time. If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, our business may be materially harmed.

●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements.
●	We may not be able to maintain or enforce trade secret protection for our product candidates.
●	Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect the ZB Assets.
●	The regulatory approval processes of the FDA, EMA, and other foreign regulatory authorities are complex, time-consuming, and inherently unpredictable. Of the large number of products in development, only a small percentage successfully complete regulatory approval processes and are commercialized.
●	We will be subject to extensive ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements.
●	Our employees, independent contractors, consultants, commercial collaborators, principal investigators, contract research organizations (“CROs”), suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements. Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
●	Healthcare legislative and regulatory reform discourse and potential or enacted measures may have a material adverse impact on our business and results of operations and legislative or political discussions surrounding the desire for and implementation of pricing reforms may adversely impact our business. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“ACA”). It is unclear how other healthcare reform measures of the current U.S. federal government administration or future administrations or other efforts, if any, to amend or challenge the ACA, will impact our business.
●	We are dependent on our key personnel and anticipate hiring additional key personnel. If we are not successful in attracting and retaining qualified personnel, including consultants, we may not be able to successfully implement our business strategy.
●	In order to successfully implement our plans and strategies, we will need to grow the size of our organization and we may experience difficulties in managing this growth.
●	Our internal computer systems, or those of any third parties with whom we work (including our CROs, manufacturers, other contractors or consultants or potential future collaborators), may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data.
●	We may, in the future, form or seek collaborations or strategic alliances or enter into licensing arrangements, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.
●	The market price of our securities may be volatile and may decline in the future. Our operating results have and may continue to fluctuate significantly.
●	We have not paid cash dividends in the past and we do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the capital appreciation, if any, of Zura Class A Ordinary Shares.
●	Future sales and/or issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.
●	If certain holders of our Class A Ordinary Shares sell a significant portion of their securities, it may negatively impact the market price of the shares of our Class A Ordinary Shares and such holders still may receive significant proceeds.

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage, multi-asset immunology company dedicated to developing novel dual-pathway antibodies for a range of autoimmune and inflammatory diseases with unmet needs. Leveraging the extensive experience of our team, we identify relevant diseases and develop our differentiated assets in those diseases. Our strategic focus is to harness dual-pathway biology to provide broader and deeper clinical benefits to patients with autoimmune and inflammatory diseases.

We are currently developing one clinical-stage product candidate in ongoing Phase 2 trials while actively evaluating development opportunities for our pipeline of clinical-stage assets, focusing on indications with unmet needs and commercial potential.

●	Tibulizumab (ZB-106) is an immunoglobulin G (IgG)-single-chain variable fragment (scFv) bispecific dual-antagonist antibody engineered by the fusion of TALTZ® (ixekizumab) and tabalumab to neutralize interleukin-17A (IL-17A) and B-cell activating factor (BAFF). These cytokines play pivotal roles in various inflammatory and autoimmune disorders. By targeting IL-17A and BAFF, tibulizumab demonstrates potential in mitigating chronic inflammation while preserving the integrity of the immune system. Three Phase 1/1b clinical studies have been completed for tibulizumab, including studies involving participants with rheumatoid arthritis and Sjögren’s syndrome.
o	In December 2024, we initiated TibuSURE, a global Phase 2 study evaluating tibulizumab in adults with systemic sclerosis (SSc). TibuSURE is a randomized, double-blind, placebo-controlled study designed to assess the safety, tolerability, and efficacy of tibulizumab in approximately 80 participants with early diffuse cutaneous systemic sclerosis (dcSSc). The study includes a 24-week efficacy period followed by a 28-week open-label extension (OLE). The primary endpoint is the modified Rodnan Skin Score (mRSS). Key efficacy endpoints include lung disease, assessed by quantitative high-resolution computed tomography (qHRCT) and forced vital capacity (FVC); physical function, measured by the Health Assessment Questionnaire-Disability Index (HAQ-DI); and the revised Combined Response Index in Systemic Sclerosis (rCRISS). Topline data are expected to be available in the fourth quarter of 2026.
o	In September 2024, we engaged a third-party CRO to oversee and conduct the Phase 2 clinical program evaluating tibulizumab in hidradenitis suppurativa (HS). We have an active Investigational New Drug (“IND”) for HS and the Phase 2 study is expected to initiate in the second quarter of 2025.
●	Crebankitug (ZB-168) is a fully human, high affinity monoclonal antibody that binds and neutralizes the interleukin-7 receptor (IL-7R) alpha chain. IL-7Rα sits at the nexus of two key immune pathways, IL-7 and thymic stromal lymphopoietin (TSLP), thus IL-7Rα has the potential to block activation through either of these pathways. As a result, we believe crebankitug could be therapeutically relevant in a broad set of indications where the IL-7 or TSLP pathways may be involved. Three Phase 1/1b clinical studies have been conducted to date. We are actively assessing the competitive landscape and evaluating potential therapeutic indications to guide our future development efforts for crebankitug.
●	Torudokimab (ZB-880) is a fully human, high affinity monoclonal antibody that neutralizes interleukin-33 (IL-33), preventing ST2-dependent and ST2-independent (e.g., RAGE) inflammation. The IL-33/ST2 axis stands as a validated therapeutic target for conditions such as chronic obstructive pulmonary disease (“COPD”) and asthma. Three Phase 1/2 clinical studies have been conducted to date. We are continuing to monitor external Phase 2 and Phase 3 IL-33/ST2 data releases from other companies related to asthma and COPD and are actively assessing the competitive landscape and evaluating potential therapeutic indications to guide our future development efforts for torudokimab.

Our Pipeline

Each of our product candidates has dual-pathway biology, merging two validated mechanisms in disease indications where each has demonstrated individual clinical activity. This innovative approach could signify a paradigm shift for patients suffering from severe and complex autoimmune conditions, whose needs remain unaddressed by conventional single-pathway strategies.

The table below provides an overview of our product candidates and their status in our development pipeline:

Table 1: Zura Development Pipeline

Our Strategy

Our mission is to enhance the well-being of all stakeholders within the healthcare community, encompassing patients, healthcare providers, caregivers, and other involved parties. Our vision is to develop transformative therapies for patients suffering from serious immune system disorders. To achieve this goal, we are committed to the following strategic objectives:

●	Maximizing the potential of tibulizumab through successful execution of our initial clinical studies in SSc and HS.
●	Progressing crebankitug and torudokimab in select inflammatory and autoimmune diseases.
●	Leveraging our translational expertise and validating external clinical findings.
●	Cultivating and retaining skilled, experienced leaders within our organization.
●	Protecting our intellectual property portfolio. We aim to expand our global intellectual property portfolio to protect the ZB Assets and their uses.
●	Exploring strategic collaborations to maximize the value of our product candidates. This may involve forming strategic alliances, licensing agreements, or collaborations with third parties with the aim of strengthening and aiding our research, development, and commercialization of the ZB Assets and/or the company more broadly.

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

Overview of Tibulizumab

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

Figure 3

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

In December 2024, we initiated TibuSURE, a global Phase 2 study to evaluate tibulizumab in adults with SSc. TibuSURE is a double-blind, placebo-controlled study designed to assess the safety, tolerability, and efficacy of tibulizumab in approximately 80 participants with early dcSSc. Topline data are expected to be available in the fourth quarter of 2026.

In the fourth quarter of 2024, we submitted a request for Orphan Drug Designation for tibulizumab in SSc. We continue to correspond with the FDA regarding that request.

In addition to SSc, we plan to evaluate tibulizumab in participants with HS. The Phase 2 study is expected to initiate in the second quarter of 2025.

Systemic Sclerosis

Background on systemic sclerosis

SSc is an orphan autoimmune disease affecting a total of approximately 300,000 people in the United States, the European Union (“E.U.”) and Japan. Statistics suggest that SSc is more common in women, with an average female to male ratio of 3:1. The onset of the disease typically occurs between the ages of 30 and 50, and the United States has the highest incidence and prevalence globally.

SSc is characterized by progressive fibrosis of the skin and visceral organs that can result in life-threatening complications. Although skin fibrosis is the distinguishing hallmark of SSc, the pathological changes in the lungs, gastrointestinal tract, kidney, and heart determine clinical outcomes. Its prevalence is low, but the burden of disease is substantial with the highest mortality (~75%

survival rate at 5 years) across all rheumatic diseases. Treatment has traditionally been a combination of immunosuppressants, particularly mycophenolate mofetil or cyclophosphamide, and additional therapeutics used to target organ-specific complications. These agents are used off-label in most countries. In the United States, two agents are approved to slow the decline of SSc-associated ILD but there are no licensed therapies that treat the totality of the disease.

SSc is traditionally classified by the extent of skin involvement, accompanying internal organ disease and the presence of overlapping systemic autoimmune disease.

Limited cutaneous SSc (lcSSc) involves the distal skin of the extremities and the face. Patients with lcSSc are less likely to have internal organ involvement, though they are at risk of pulmonary hypertension. Diffuse cutaneous SSc (dcSSc) affects large areas of skin on the proximal aspect of the extremities. Patients with dcSSc have rapid disease progression with extensive skin changes and early development of visceral organ complications. Organ damage can occur due to fibrosis or blood vessel abnormalities called vasculopathy. Severe complications of SSc include abrupt hypertension and renal failure, called renal crises, interstitial lung disease, cardiac failure, pulmonary hypertension, and digital ischemia.

Figure 4: Systemic sclerosis subtypes

Pathogenesis of SSc and Therapeutic Targeting

Patients with SSc exhibit increased levels of BAFF which correlates with disease progression. Additional studies have demonstrated that BAFF induces collagen secretion in dermal fibroblasts, and treatment of diffuse SSc with belimumab (anti-BAFF) was associated with a decrease in B-cell signaling and fibrosis-related gene expression in patients with early diffuse SSc. Finally, belimumab treatment showed a trend towards improvement in modified Rodnan skin score (mRSS) and lung function in a small study of patients with SSc.

Expression of Th17 and IL-17 is increased in patients with SSc, which is believed to play a key role in the progression of the disease. Infiltration of IL-17-positive lymphocytes into the skin lesions has been observed. Increased IL-17 levels were associated with worse disease severity and promoted fibroblast growth and collagen production. Importantly, neutralizing IL-17 prevented collagen production and blockade of IL-17R led to significant improvements of mRSS and FVC in patients with SSc in a Phase 3 trial.

Figure 5: IL-17 and BAFF in SSc

SSc Unmet Medical Need

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

●	Tibulizumab inhibits both IL-17 and BAFF which have separately shown clinical activity in placebo-controlled trials in SSc. Our approach with tibulizumab is to inhibit both pathways with a single agent, potentially providing clinical benefits to a broader range of patients, as well as a greater level of effect.
●	Durability of treatment to antibodies may diminish over time, so dual inhibition of IL17 and BAFF could result in patients maintaining an adequate clinical benefit for a longer period of time.
●	The terminal half-life of tibulizumab is 26.9 days, offering the possibility of monthly dosing. Currently, approved agents in SSc-ILD are administered as an oral drug twice per day or a subcutaneous injection on a weekly basis. Monthly dosing could offer patients more convenient dosing and result in better adherence to prescribed medication.
●	Tibulizumab combines elements from two compounds, tabalumab (an anti-BAFF with demonstrated effect in clinical trials) and ixekizumab (an approved anti-IL-17 therapy with more than 140,000 patients treated in multiple indications).

Hidradenitis Suppurativa

Background on hidradenitis suppurativa

Hidradenitis suppurativa (HS), also known as acne inversa, is a chronic inflammatory, recurrent, and debilitating dermatological condition of the hair follicle with an estimated worldwide prevalence between 0.05% and 4.1%. The initial manifestations of HS typically occur in early adulthood, but delayed diagnosis is common. Patients characteristically present with painful nodules, purulent abscesses, and draining tunnels in intertriginous regions, such as axillary, groin, perineal, and inframammary areas. Together, the clinical manifestations of HS and its frequent concomitant comorbidities, including arthropathies, metabolic syndrome, increased cardiovascular disease risk, inflammatory disorders, lymphedema, squamous cell carcinoma, and depression, put the afflicted patients at risk of physical disability, suicidal ideations, stigmatization, unemployment, and profound impairment in quality of life. A multinational study reported that nearly half of patients expressed dissatisfaction with existing medical interventions, highlighting the unmet need for effective therapies that provide rapid and sustained responses.

Pathogenesis of HS and Therapeutic Targeting

Follicular occlusion is thought to be the primary event in HS, ultimately resulting in accumulation of cellular debris, cyst formation, and eventually rupture of the hair follicle. This is followed by a significant local immune response, resulting in painful inflammation, abscess formation, and in later stages, sinus tract formation and scarring.

The exact pathophysiology of HS is yet to be fully understood and continues to be investigated; however, interleukin-17 signaling is a key component of the inflammatory response and IL-17A-secreting cells can be found in lesional HS tissues. Interleukin-17A is a proinflammatory cytokine that synergizes with other proinflammatory cytokines to drive neutrophil influx into the lesions caused by inflammation, a key hallmark of HS. Ultimately, the IL-17-mediated signaling present in HS leads to an aggressive pattern of immune cell infiltration into the skin and a disruption to wound healing patterns.

Both CD20(+) B-cells and CD138(+) plasma cells are elevated within chronic HS lesions and sustain inflammation. B-cell activating factor has also been demonstrated to increase in HS lesions, with neutrophil-derived BAFF associated with increased B- and plasma cells, as well as inflammation. Reducing BAFF in HS lesions decreases B- and plasma cell gene expression, supporting the potential of this therapeutic approach.

HS Unmet Medical Need

Despite the relatively high prevalence and severe impact of HS, few treatment options are available; moreover, nearly half of patients receiving treatment report frequent disease flares. There is currently no cure for HS. Disease management is aimed at treating existing lesions to minimize pain and drainage, decrease the frequency of recurrence, and prevent disease progression. Current HS treatments include topical and oral antibiotics, biologics, surgery, laser, and light therapies. The biological therapies approved for the treatment of moderate-to-severe HS in the US are the TNFα inhibitor adalimumab, the IL-17A inhibitor secukinumab, and the IL-17A/F inhibitor bimekizumab. No therapies targeting B-cells are available for HS, but several are in development. The BTK inhibitor remibrutinib, which acts downstream of B -cell activation, has demonstrated efficacy in treating HS.

List of Completed Studies for Tibulizumab

Tibulizumab has been studied in three clinical trials to date conducted by Lilly, the clinical study reports for which show:

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

Phase 2 Clinical Trials, Ongoing Clinical Development for Tibulizumab

In December 2024, we initiated TibuSURE, a global Phase 2 study to evaluate tibulizumab in adults with SSc and are currently recruiting patients.

CREBANKITUG

Overview for Crebankitug

IL-7 was initially discovered by its growth and survival effects on B cells, but it has now been established that it regulates the development and homeostasis of immune cells, including B and T lymphocytes, innate lymphoid cell (“ILC”) and natural killer (“NK”) cells, monocytes/macrophages, dendritic cells, neutrophils and eosinophils. IL-7 is produced by stromal cells in the bone marrow, thymus and other epithelial cells in the skin, lung and intestine. IL-7-mediated signaling is important for the expression of many genes controlling apoptosis, survival, development and differentiation of immune cells. An abnormally high or upregulated IL-7/IL-7R axis can lead to high disease activity and immunopathology. Several studies have shown that IL-7R gene polymorphisms or chromosomes regions have been associated with many autoimmune diseases, including MS, pSS, RA and T1D. Crebankitug is a fully human-IgG1 monoclonal antibody targeted against the IL-7 receptor alpha (IL-7Rα), which plays a key role in the development, function and homeostasis of T cells. We believe crebankitug may be a therapeutic option for autoimmune diseases where IL-7 or TSLP signaling has been implicated.

Benefits of Crebankitug

We believe crebankitug possesses several important characteristics applicable to the treatment of autoimmune diseases:

●	Crebankitug is a high affinity antibody. Crebankitug binds with high affinity to both purified recombinant human and cynomolgus monkey IL-7Rα proteins, with apparent Kd values of approximately 20 pM and 9 pM, respectively. Crebankitug also binds to unpurified native soluble IL-7Rα, in human serum from healthy donors, with an apparent Kd value of 21 pM, thereby confirming that crebankitug binds to a native epitope.

●	Crebankitug has already demonstrated significant clinically relevant biologic effects that may lead to a therapeutic benefit. In phase 1b clinical testing, administration of escalating doses of crebankitug resulted in significant reductions in effector and memory T cell populations (up to 70%), while sparing regulatory T-cell populations. In addition, blocking IL-7Rα with crebankitug significantly changed the gene expression in CD4+ and CD8+ T cells with gene switches associated to T cell activation, T cell trafficking and T cell differentiation being the most relevant.
●	Crebankitug has been well tolerated to date. In 93 subjects dosed with crebankitug to date, the majority of adverse events (“AEs”) were categorized as grade 1 or grade 2. There were no deaths or permanent discontinuations due to AEs.
●	Crebankitug can be given by intravenous (“IV”) infusion or subcutaneous (“SC”) injection. In clinical studies crebankitug has been dosed in healthy volunteers using an IV and SC formulation and in patients using a SC formulation. In many autoimmune diseases, patients tend to prefer treatments that they can deliver at home by a simple SC injection, however the IV route can be developed to provide a flexible alternative for physicians and patients.

List of Completed Studies for Crebankitug

Crebankitug has been studied in three clinical trials to date conducted by Pfizer:

●	Phase 1a single ascending dose (“SAD”) trial. This was a first-in-human study to evaluate ascending doses of crebankitug in adult healthy volunteers.
●	Phase 1b trial in patients with established T1D. This was a multi-center, randomized, double-blind, sponsor-open, and placebo-controlled study to evaluate multiple ascending doses of crebankitug in adult subjects with T1D diagnosed within the preceding 2 years.

●	Phase 1b trial in patients with MS. This was a randomized, multi-centre, double- blind, sponsor-open, placebo-controlled study to evaluate multiple ascending doses of crebankitug in adult subjects with MS. The study was terminated in April 2015 by the sponsor for reasons other than subject safety and had only 4 subjects enrolled.

Phase 1 Completed Clinical Trials for Crebankitug

In Phase 1/1b clinical studies of crebankitug, safety and pharmacokinetics were evaluated. In a Phase 1b clinical study in type 1 diabetes, crebankitug demonstrated clinically relevant biologic effects resulting in significant reductions in effector and memory T cell populations, while sparing regulatory T-cell populations (Herold KC 2019 JCI Insights). The safety profiles from these studies support further development.

Phase 2 Clinical Trials, Ongoing Clinical Development for Crebankitug

We are conducting necessary Chemistry, Manufacturing and Controls (“CMC”) and regulatory activities to prepare crebankitug for Phase 2 readiness.

Torudokimab (ZB-880)

Overview of Torudokimab

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

List of Completed Studies for Torudokimab

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

Phase 1 and Phase 2 Completed Clinical Trials for Torudokimab

In Phase 1 clinical studies of torudokimab, safety and pharmacokinetics were evaluated.

The Phase 2 clinical study in adult subjects with moderate to severe atopic dermatitis was terminated early due to a lack of efficacy following the planned interim analysis. Safety findings did not contribute to the study termination, and torudokimab was well-tolerated overall with a safety profile supporting further development. The pharmacokinetics were similar to other monoclonal antibodies, with an average half-life of 20 days. There was no apparent clinical impact of anti-drug antibodies. (Laquer V 2022 Br J Dermatol)

Phase 2 Clinical Trials, Ongoing Clinical Development for Torudokimab

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

We have manufactured two batches of tibulizumab finished drug product through our third-party contract manufacturer in accordance with good manufacturing practice (“GMP”), which were manufactured in Italy. Manufacturing of a second batch of tibulizumab drug substance is currently underway in The Netherlands and further batches of tibulizumab are anticipated to be manufactured in Italy in the second quarter of 2025. Prior to our in-licensing of tibulizumab, it was manufactured by Lilly. Pursuant to the Lilly license, we have a license to the drug substance manufacturing process and the associated analytical testing.

Torudokimab drug substance and drug product, available for use in the next clinical studies, was moved from WuXi, People’s Republic of China (“PRC”) to the United Kingdom (“U.K.”) during 2024. We have an ongoing stability study in WuXi. The PRC and WuXi specifically, have faced increased scrutiny by the U.S. government, which could necessitate the selection of a new manufacturer and impact our ability to supply torudokimab to meet future demand. See our risk factors under Part I, Item 1A Risk Factors in this Annual Report.

For crebankitug, we transferred the GMP drug substance manufacturing process and associated analytical testing to The Netherlands. The facility manufactured a batch of drug substance to GMP and this material is available for release for the next clinical studies of crebankitug. Similarly, the GMP drug product manufacturing process was transferred to Italy and a batch of GMP drug product has been manufactured and is available for release for the next clinical studies of crebankitug.

We believe our outsourced manufacturing facilities are equipped to produce tibulizumab and crebankitug for both clinical development and commercial use. Before requiring torudokimab for use in clinical trials, we plan to assess the appropriate manufacturing location. We currently have no plans to establish in-house manufacturing capabilities.

Intellectual Property

Our commercial success depends in large part on our ability: to obtain and maintain patent protection for the ZB Assets (including but not limited to their components, formulations, methods of manufacturing, and methods of treatment in the United States and other countries); to operate without infringing valid and enforceable patents and proprietary rights of others; and to prevent others from infringing on our proprietary or intellectual property rights.

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

Tibulizumab Intellectual Property

We hold a license to issued patents that cover the composition of matter for tibulizumab in several major pharmaceutical markets, including the United States, China, Japan, Germany, France, Italy, the United Kingdom, and Spain. The earliest priority date for these patents is 2012. The terms of these patents are capable of continuing into 2033 in most jurisdictions without taking into account any patent term adjustment or extension regime of any country.

Crebankitug Intellectual Property

We hold a license to issued patents that cover the composition of matter for crebankitug in several major pharmaceutical markets, including the United States, Japan, Germany, France, Italy, the United Kingdom, and Spain. The earliest priority date for these patents is 2010. The terms of these patents are capable of continuing into 2031 in most jurisdictions without taking into account any patent term adjustment or extension regime of any country.

Torudokimab Intellectual Property

We hold a license to issued patents that cover the composition of matter for torudokimab in several major pharmaceutical markets, including the United States, China, Japan, Germany, France, Italy, the United Kingdom, and Spain. The earliest priority date for these patents is 2016. The terms of these patents are capable of continuing into 2037 in most jurisdictions without taking into account any patent term adjustment or extension regime of any country.

License agreements

We are a party to certain licenses that provide rights that are necessary or useful for developing and commercializing our assets.

2023 Lilly License

On April 26, 2023, our consolidated subsidiary ZB17 LLC (“ZB17”) entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License, defined below, the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“tibulizumab”) in exchange for an upfront payment consisting of $5.8 million as well as 1,000,000 Class A Ordinary Shares issued at a fair value of $7.84 per Class A Ordinary Share. During 2024, ZB17 made an additional payment of $5.0 million to Lilly in connection with the receipt of certain know-how, data, information and materials that Lilly is required to provide under the license agreement.

The acquisition was accounted for as an asset acquisition, as substantially all of the fair value of the assets acquired is concentrated in a group of similar identifiable IPR&D assets. On the acquisition date, the compound licensed had not yet received regulatory approval and the in-process research and development did not have an alternative use. Accordingly, we recorded the entire cost of the 2023 Lilly License as a component of research and development in the consolidated statement of operations during the year ended December 31, 2023.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, ZB17 granted Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with tibulizumab and expires one year from the date of first indication approval for tibulizumab by the FDA or the EMA. The Company recognized the Stone Peach Call Right at a grant-date fair value of $1.5 million as a component of research and development in the consolidated statement of operations during the year ended December 31, 2023. The Stone Peach Call Right represents noncontrolling interest in our consolidated subsidiary, ZB17. As of each of December 31, 2024 and 2023, the noncontrolling interest balance was $1.5 million in the consolidated balance sheets.

As additional consideration, beginning on May 1, 2023, Stone Peach receives an annual payment of $0.6 million initially, and increasing by 10% annually, so long as we maintain our license for tibulizumab, to be paid on May 1st of each year. For the years ended December 31, 2024 and 2023, we recorded $0.7 million and $0.6 million, respectively, in research and development in the consolidated statement of operations for the annual payments.

We recorded a one-time payment of $4.5 million for additional consideration due to Stone Peach upon approval from the FDA for our IND and commencement of our clinical trial for tibulizumab in research and development in the consolidated statement of operations for the years ended December 31, 2024 and in accounts payable and accrued expenses as of December 31, 2024.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, we agreed to make a one-time milestone payment of $5.0 million to BAFFX17, Ltd (“BAFFX17”) upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by us of at least $100.0 million (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) our fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis), as measured on April 24th of each year. As our fully diluted shares outstanding exceeded 52,500,000 shares prior to December 31, 2023, the $5.0 million fee was recorded in research and development in the consolidated statement of operations for the year ended December 31, 2023, and is included in accounts payable and accrued expenses in the consolidated balance sheets as of December 31, 2024 and 2023.

In addition to the consideration paid and/or earned in 2024 and 2023, we are also obligated to make payments (a) to Lilly for four (4) development milestone payments up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from tibulizumab; (b) to Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of tibulizumab in a country) for an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years; (c) to BAFFX17 for a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License or the 2023 Lilly License; (d) to Stone Peach for a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction; and (e) to Stone Peach for a royalty of 2% of the aggregate net sales of any products developed from the Compound (collectively, the “2023 Lilly Contingent Payments”). As of December 31, 2024, none of the 2023 Lilly Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due.

2022 Lilly License

On December 8, 2022, our consolidated subsidiary, Z33 Bio Inc. (“Z33”), entered into a license agreement (the “2022 Lilly License”) with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly), royalty-bearing global license to develop, manufacture, and commercialize certain intellectual property owned by Lilly relating to its IL-33 compound.

As consideration, we paid Lilly an upfront fee of $7.0 million during 2022 and issued Lilly 550,000 Class A Ordinary Shares at an aggregate fair value of $4.5 million upon the Closing Date of the Business Combination during the year ended December 31, 2023.

As a finder’s fee in connection with arranging the acquisition, Z33 issued to Stone Peach Properties, LLC (“Stone Peach”) 4,900,222 shares of Z33 Series Seed Preferred Shares, which was included in the measurement of the cost of the acquired asset. We have the right, but not the obligation, to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement (the “Call Option”). Stone Peach has the right, but not the obligation, to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to us for a price per share of $2.040724 (the “Put Option”). In April 2023, we agreed to exercise our Call Option and we amended the settlement terms to settle the Call Option by issuing 2,000,000 Class A Ordinary Shares (the “Amended Terms”). In November 2023, the Amended Terms were voided and our rights and obligations under the Call Option reverted to those in the original agreement (the “Second Amended Terms”). In connection with the Second Amended Terms, we also provided Stone Peach with the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024 and April 24, 2028 under the new agreement. Each of the Amended Terms and the Second Amended Terms were considered an extinguishment and reissuance of the Z33 Series Seed Preferred Shares, and the Z33 Series Seed Preferred Shares are remeasured to the greater of the redemption value or the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33, at each subsequent reporting period. The Z33 Series Seed Preferred Shares represent redeemable noncontrolling interest in our consolidated subsidiary, Z33.

In addition to the consideration paid in 2022 and shares issued in 2023, we are also obligated to make payments to Lilly for (a) $3.0 million upon the completion of a financing by Z33 with gross proceeds exceeding $100.0 million; (b) 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound; and (c) an annual earned royalty at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on Net Sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year (collectively, the “2022 Lilly Contingent Payments”). As of December 31, 2024, none of the 2022 Lilly Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due.

Pfizer Agreement

On March 22, 2022, we entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer. Under the Pfizer Agreement, we acquired a license for a compound initially developed by Pfizer, in exchange for $5.0 million in cash and 2,702,083 shares (as adjusted by the exchange ratio established in the Business Combination Agreement) of our Series A-1 convertible preferred shares, representing a 20% interest in us. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, the Pfizer Agreement is accounted for as an asset acquisition, as substantially all of the $7.5 million value transferred to us was allocated to in-process research and development. On the acquisition date, the compound licensed had not yet received regulatory approval and the in-process research and development did not have an alternative use.

In addition to the consideration transferred during 2022, we are obligated to make payments to Pfizer for (a) twelve (12) development and regulatory milestone payments aggregating up to $70.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”); and (b) an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of nets sales of Products (collectively, the “Pfizer Contingent Payments”). Royalties are payable on a country-by-country basis for a certain period of years or upon the later expiration of regulatory exclusivity of our Products in a country.

We recorded the first $1.0 million development milestone, included in the Pfizer Contingent Payments, as a component of research and development in the consolidated statement of operations during the year ended December 31, 2023. This amount was fully paid to Pfizer during the year ended December 31, 2024. As of December 31, 2024, no additional Pfizer Contingent Payments are due and accordingly no additional Pfizer Contingent Payments will be recorded in our financial statements until they are due.

The Pfizer Agreement also had an anti-dilution provision to allow Pfizer to maintain an 18% interest in us. Immediately prior to the Closing Date of the Business Combination, additional share options and restricted share units were issued to certain employees, executives, and directors that would result in the dilution of Pfizer’s ownership in us. In accordance with the anti-dilution provision of the Pfizer Agreement, Pfizer was issued additional Series A-1 convertible preferred shares upon the closing of the Business Combination that were immediately converted to 267,939 Class A Ordinary Shares. Following the Business Combination, the anti-dilution provision is no longer in effect.

Lonza License

In July 2022, we entered into a license agreement (the “Lonza License”) with Lonza Sales AG (“Lonza”) for a worldwide nonexclusive license for Lonza’s gene expression system in exchange for varying considerations depending on a number of factors such as whether we enter further into manufacturing agreements with Lonza or with a third party, and whether we enter into sublicense agreements with third parties (including up to middle six-figure annual payments per sublicense upon commencement of a sublicense, as well as royalties of up to low-single digit percentages of net sales of certain products over a commercially standard double-digit multi-year term). The Lonza License will remain in effect until terminated. We are free to terminate the Lonza License at any time upon 60 days’ notice, with or without cause. Lonza may terminate the Lonza License for cause upon a breach by us or for other commercially standard reasons.

During October 2023, we began manufacturing drug substance with another third party. As a result of manufacturing with a third party other than Lonza, under the terms of the Lonza License, we had a license fee of $0.4 million due to Lonza in the fourth quarter of 2023 and annually thereafter. We recorded $0.4 million for the Lonza License in research and development in the consolidated statements of operations for the years ended December 31, 2024 and 2023. During the year ended December 31, 2024, $0.4 million was paid for the Lonza License and the remaining $0.4 million is included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2024.

For more information, see the factors regarding third parties and manufacturing described under the heading “Risk Factors.”

WuXi Biologics License

In July 2023, we entered into a cell line license agreement (the "Cell Line License Agreement") with WuXi Biologics and its Affiliates ("WuXi Biologics"). The Cell Line License Agreement provides us with a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’s know-how, cell line, and biological materials (the "WuXi Biologics Licensed Technology") to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the "WuXi Biologics Licensed Products"). In consideration for the license, we agreed to pay WuXi Biologics a non-refundable license fee of $150,000. Additionally, if we manufacture all of our commercial supplies of bulk drug product with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the "Royalty"). If we manufacture part of our commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by us upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by us that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if we fail to make a payment and such failure continues for 30 days after receiving notice of such failure. As of December 31, 2024, there are no payments currently due under the Cell Line License Agreement.

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

In the United States, our product candidates are all regulated by the FDA as biologics. Biologics require the submission of a biologics license application (“BLA”) and approval by the FDA prior to being marketed in the United States. Manufacturers of biologics may also be subject to state and local regulation. The steps required before a biologic may be marketed in the United States generally include:

●	completion of preclinical studies, animal studies and formulation studies, performed in accordance with the FDA’s good laboratory practices (“GLP”) requirements, and applicable requirements for the humane use of laboratory animals or other applicable regulations;
●	submission to the FDA of an application for an IND, which must become effective before human clinical trials may commence;
●	approval of the protocol and related documentation by an independent IRB or ethics committee at each clinical trial site before each trial may be initiated;
●	performance of adequate and well-controlled clinical trials under protocols submitted to the FDA and reviewed and approved by each IRB, conducted in accordance with the FDA’s good clinical practices (“GCPs”) requirements and any additional requirements for the protection of human research subjects and their health information to establish the safety, purity and potency of the biologic for each targeted indication;
●	preparation of and submission to FDA of a BLA for marketing approval that includes sufficient evidence of establishing the safety, purity, and potency of the proposed biological product for its intended indication, including from results of nonclinical testing and clinical trials;
●	a determination by the FDA within 60 days of its receipt of a BLA to accept and file the application;
●	satisfactory completion of an FDA pre-license inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with current good manufacturing practices (“cGMPs”) to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
●	satisfactory completion of an FDA Advisory Committee meeting, if applicable;
●	potential FDA audit of the preclinical study and clinical trial sites that generated the data in support of the BLA;
●	payment of user fees for FDA review of the BLA (unless a fee waiver applies); and
●	FDA review and approval, or licensure, of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical Studies and the IND Process

Before testing any biological product candidate in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of a product’s biological characteristics, chemistry, formulation and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product candidate. The conduct of preclinical studies must comply with federal regulations and requirements, including, as applicable, GLP and the Animal Welfare Act. Prior to commencing an initial clinical trial in humans with a product candidate in the United States, an IND must be submitted to the FDA and the FDA must allow the IND to proceed. An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA allowance that such investigational product may be administered to humans in connection with such trial. Such authorization must be secured prior to interstate shipment and administration. In support of a request for an IND, the clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND must become effective before human clinical trials commence. Once submitted, the IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the IND on a full or partial clinical hold within that 30-day period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial or part of the study can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. The FDA also may impose clinical holds on a sponsor’s IND at any time before or during clinical trials due to, among other considerations, unreasonable or significant safety concerns, inability to assess safety concerns, lack of qualified investigators, a misleading or materially incomplete investigator brochure, study design deficiencies, interference with the conduct or completion of a study designed to be adequate and well-controlled for the same or another investigational product, insufficient quantities of investigational product, lack of effectiveness, or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA.

Clinical Trials

Clinical trials involve the administration of the product candidate to healthy volunteers or participants under the supervision of qualified investigators. Clinical trials are subject to extensive regulation and must be conducted in compliance with (i) federal regulations, (ii) GCP standards, which set safeguards to protect the rights and health of participants and establish standards for conducting, recording data from, and reporting results of clinical trials, and (iii) protocols detailing, among other things, the objectives of the trial, subject selection and exclusion criteria, the parameters and criteria to be used in monitoring safety, and the effectiveness criteria to be evaluated, if any. Foreign studies conducted under an IND generally must meet the same requirements that apply to studies being conducted in the United States. The informed written consent of each study participant must be obtained before participation in the clinical trial may begin. The study protocol, study plan, and informed consent forms for each clinical trial must be reviewed and approved by an IRB for each clinical site, and the study must be conducted under the auspices of an IRB for each trial site. Investigators and IRBs must also comply with FDA regulations and guidelines, including those regarding oversight of study participant informed consent, complying with the study protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to participants.

Clinical development for a product candidate is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases are as follows:

●	Phase 1. Phase 1 involves the initial introduction of a product candidate into humans. Phase 1 clinical trials are typically conducted in healthy volunteers, but in some situations are conducted in participants with the target disease or condition. These clinical trials are generally designed to evaluate the safety, metabolism, pharmacokinetic (“PK”) properties and pharmacologic actions of the product candidate in humans, the side effects associated with increasing doses and, if possible, to gain early evidence of effectiveness. During Phase 1 clinical trials, sufficient information about the product candidate’s PK properties and pharmacological effects may be obtained to inform and support the design of Phase 2 clinical trials;
●	Phase 2. Phase 2 includes the controlled clinical trials conducted to obtain initial evidence of effectiveness of the product candidate for a particular indication(s) in participants with the target disease or condition, to determine dosage tolerance and optimal dosage, and to gather additional information on possible adverse side effects and safety risks associated with the product candidate. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population; and

●	Phase 3. Phase 3 clinical trials are clinical trials conducted in an expanded patient population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the product candidate has been obtained and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product candidate and to provide an adequate basis for regulatory approval. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the product candidate, although a single Phase 3 clinical trial with other confirmatory evidence may be sufficient in certain instances. In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may also be made a condition to approval of the BLA. Failure to exhibit due diligence regarding conducting required Phase 4 clinical trials could result in withdrawal of approval for products. Concurrent with clinical trials, companies usually complete additional animal studies and must develop additional information about the chemistry and physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

The decision to suspend or terminate development of a product candidate may be made by either a health authority body, such as the FDA, by an IRB, or by a company for various reasons and during any phase of clinical trials. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. In some cases, clinical trials are overseen by a data safety monitoring board (“DSMB”), which is an independent group of qualified experts organized by the trial sponsor to evaluate at designated points in time whether a trial may move forward and/or should be modified. These decisions are based on unblinded access to data from the ongoing trial and generally involve determinations regarding the benefit-risk ratio for study patients and the scientific integrity and validity of the clinical trial. In addition, there are requirements for the registration of certain clinical trials of product candidates on public registries, such as www.clinicaltrials.gov, and the submission of certain information pertaining to these trials, including clinical trial results, after trial completion.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, a sponsor submits extensive information about the product candidate to the FDA in the form of a BLA to request marketing approval for the product candidate in specified indications.

Biologics License Applications

To obtain approval to market a biologic in the United States, a BLA must be submitted to the FDA that provides data establishing the safety and effectiveness of the product candidate for the proposed indication. The BLA includes all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a product candidate, or from alternative sources. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the product candidate to the satisfaction of the FDA.

Under the Prescription Drug User Fee Act, as amended, (“PDUFA”) the fees payable to the FDA for reviewing an original BLA, as well as annual program fees for approved products, can be substantial, subject to certain limited deferrals, waivers and reductions that may be available. The FDA has 60 days from receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may refuse to accept for filing any BLA that it deems incomplete or not properly reviewable at the time of submission, in which case the BLA will have to be updated and resubmitted. The FDA’s PDUFA review goal (which is not a legal requirement) is to review 90% of priority BLA applications within six months of filing and 90% of standard applications within 10 months of filing, but the FDA can and frequently does extend this review timeline to consider certain later-submitted information or information intended to clarify or supplement information provided in the initial submission. The FDA may not complete its review or approve a BLA within these established goal review times. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure, and potent for its intended use, and whether the product is being manufactured in compliance with cGMP to ensure its continued safety, purity and potency. The FDA may also refer applications for novel product candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured or the facilities that are significantly involved in the product development and distribution process. The FDA will not approve the product candidate unless cGMP compliance is satisfactory and the manufacturing processes and facilities are adequate to assure consistent production of the product within required specifications. Additionally, before approving, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements.

Under the Pediatric Research Equity Act (“PREA”), certain BLAs must include an assessment, generally based on clinical trial data, of the safety and effectiveness of the biological product in relevant pediatric populations. The FDA may waive or defer the requirement for a pediatric assessment, either at a company’s request or by its own initiative, including waivers for certain products not likely to be used in a substantial number of pediatric patients. Unless otherwise required by regulation, products with orphan drug designation are exempt from these requirements for orphan-designated indications with no formal waiver process required. After the FDA evaluates the BLA and the manufacturing facilities, the FDA may issue either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. When those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA may issue an approval letter. The FDA’s PDUFA review goal is to review such resubmissions within two or six months of receipt, depending on the type of information included. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the BLA does not satisfy the regulatory criteria for approval and deny approval of a resubmitted application. FDA approval of any application may include many delays or may never be granted. An approval letter authorizes commercial marketing of the product candidate with specific prescribing information for specific indications. As a condition of BLA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the product outweigh the potential risks. REMS can include Medication Guides, communication plans for healthcare professionals, and may include elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the safety, purity, or potency, which can be costly.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new BLA and/or a supplemental BLA (“sBLA”) before the change can be implemented. A sBLA for a new indication typically requires clinical data similar to that in the original application, and the FDA generally uses the same procedures and actions in reviewing a sBLA as it does in reviewing a new BLA. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. For example, quality control and manufacturing procedures must conform, on an ongoing basis, to cGMP requirements, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to spend time, money and effort to maintain cGMP compliance. In addition, new or modified government requirements, including new legislation, may be established that could delay or prevent regulatory approval of our product candidates under development or affect our ability to maintain product approvals we have obtained.

U.S. Market Exclusivity

A biological product can obtain pediatric market exclusivity in the United States Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including some regulatory exclusivity periods tied to patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

The FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and the FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until 12 years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency.

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

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in production and quality control to maintain cGMP compliance.

Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and may require the implementation of other risk management measures, such as additional post-market clinical trials to assess new safety risks or distribution-related or other restrictions under a REMS. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Regulations in the European Union,

Review and Approval Process in the EU

In the EU, medicinal products can only be commercialized after a related marketing authorization (“MA”), has been granted. To obtain an MA for a product in the European Union (“EU”), an applicant must submit a Marketing Authorization Application (“MA Application”), either under a centralized procedure administered by the EMA, or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the EEA (which is comprised of the 27 EU Member States plus Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products, and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MA Application under the centralized procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP.

Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human for review. The subsequent decision of the European Commission is binding on all EU Member States.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the MA of a medicinal product by the competent authorities of other EU Member States. The holder of a national MA may submit an application to the competent authority of an EU Member State requesting that this authority recognize the MA delivered by the competent authority of another EU Member State.

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the United States PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MA Application assessment once a dossier has been submitted.

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

Post-authorization Requirements in the EU

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (“QPPV”) who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

All new MA Applications must include a risk management plan, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that medicinal product promotional materials and advertising comply with the product’s Summary of Product Characteristics (“SmPC”) and may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians and other healthcare professionals concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

Clinical Trials in the EU

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014 (“CTR”), which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20.

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the Clinical Trials Information System; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.

The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.

Health Care Laws and Regulations

Health care providers, including physicians, and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;
●	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, directly or indirectly, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or making false statements relating to health care matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;
●	the Foreign Corrupt Practices ACT (“FCPA”) which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.

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

In March 2010, the United States Congress enacted the ACA, which, among other things, included changes to the coverage and payment for drug products under government health care programs. The ACA effected the following changes of importance to our potential product candidates:

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken.

There have been judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and healthcare reform measures of the current U.S. federal government administration will impact the ACA.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA, among other things, (i) directs the Secretary of the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law (the “Medicare Drug Price Negotiation Program”), and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of the FDA approval of a biological product, some of a sponsor’s U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is composed of a “testing phase” and a “review phase” (also referred to as an “approval phase”). The testing phase begins on the effective date of an IND and ends on the date a BLA or a New Drug Application (“NDA”) is initially submitted to FDA. The review phase is the period between the initial submission of the BLA or NDA and approval. The term of a patent may be extended for a period of time that is the sum of one-half of the time in the testing phase, plus all the time in the review phase, and minus any of the regulatory review period that occurs prior to the patent grant or where the sponsor did not act with due diligence. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The United States Patent and Trademark Office (“USPTO”), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, where possible we intend to apply for restoration of patent term for a patent covering the ZB Assets to add, if possible, patent life beyond its current expiration date. The ability to do this will depend on the length of the clinical trials and other factors involved in the filing of the relevant BLA.

Similar provisions for supplementary protection to compensate applicants for regulatory delays also exist in a number of territories, including Europe and Japan. Where possible we intend to apply for supplementary protection for the ZB Assets.

Data and Market Exclusivity

The ACA includes a subtitle called the BPCIA which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product.

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

“First licensure” typically means the initial date the particular product at issue was licensed in the United States. The date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device, or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency.

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

In the European Economic Area (the “EEA”), upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EEA, during a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity.

Another company may market another version of the product if such company obtained a marketing authorization based on a Marketing Authorization Application with a completely independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Pediatric Development

A biological product can obtain pediatric market exclusivity in the United States Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including some regulatory exclusivity periods. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study. Similar provisions are also available in other territories, such as Europe. In the EEA, companies developing a new medicinal product must agree upon a Pediatric Investigation Plan (“PIP”), with the EMA’s pediatric committee (“PDCO”), and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date.

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

Some of these companies also have greater financial resources, and greater research, development and marketing capabilities than we do. They may also have products that are in similar product stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete.

Tibulizumab. If tibulizumab is approved, competition may arise from approved and non-approved generic immunosuppressive agents. There may be competition from newly approved or non-approved advanced-line agents in. Currently a variety of therapies are used, including but not limited to, methotrexate, mycophenalate, OFEV® (nintedanib), ACTEMRA® (tocilizumab), brodalumab, BENLYSTA® (belimumab), UPLINZA® (inebilizumab-cdon), and RITUXAN® (rituximab).

Currently, two advanced-line drugs have been FDA-approved for the treatment of SSc-ILD: OFEV® (nintedanib) and ACTEMRA® (tocilizumab). There are multiple additional product candidates in development for SSc and/or SSc-ILD.

Currently, three biologics have been FDA-approved for the treatment of moderate to severe HS in adults: HUMIRA® (adalimumab), COSENTYX® (secukinumab) and BIMZELX® (bimekizumab-bkzx). There are multiple additional product candidates in development for HS.

Crebankitug. If crebankitug is approved, competition may arise from various companies and partnerships currently engaged in clinical studies. There are multiple assets in active clinical development targeting the IL-7 or TSLP pathways, including but not limited to: lusvertikimab, bempikibart, verekitug, SAR443765, BSI-045B, and tezepelumab.

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

Other drugs, non-pharmaceutical therapies, and alternative approaches to indications we may pursue for our drug candidates will compete with us both in the United States and elsewhere in the world.

There are also numerous other drugs and product candidates in development for indications for which we might develop our product candidates. Competition may also arise from off-label use of products approved for other indications, products accessed through gray markets, or product candidates available through clinical trials or expanded access.

People and Culture

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

As of December 31, 2024, we had 30 full-time employees, consisting of clinical development, general and administrative, and technical operations. None of our employees is represented by a labor union, and we believe that our relationships with them are good.

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

Legal Proceedings

We are not currently a party to any material legal proceedings. In the ordinary course of business, we are subject to legal proceedings, claims, and litigation.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (ii) the exemptions from say-on-pay, say-on- frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common equity held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Corporate Information

JATT Acquisition Corp (“JATT”) was a Cayman Islands exempted company initially incorporated under the laws of the Cayman Islands on March 10, 2021. On July 13, 2021, JATT completed its IPO. On March 20, 2023 (the “Closing Date”), we consummated the previously-announced transactions contemplated by that certain Business Combination Agreement, dated June 16, 2022, as amended on September 20, 2022, November 14, 2022, and January 13, 2023 by and among Zura Bio Limited, a limited company incorporated under the laws of England and Wales (“Zura Bio UK”), JATT, JATT Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub”), JATT Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub 2”) and Zura Bio Holdings Ltd, a Cayman Islands exempted company (“Holdco”), following the approval at an extraordinary general meeting of JATT’s shareholders held on March 16, 2023.

Pursuant to the Business Combination Agreement, (a) before the closing of the Business Combination, Holdco was established as our new holding company and became a party to the Business Combination Agreement; and (b) on the closing date, in sequential order: (i) Merger Sub merged with and into Holdco, with Holdco continuing as the surviving company and a wholly owned subsidiary of JATT (the “Merger”); (ii) immediately following the Merger, Holdco merged with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving company and a wholly owned subsidiary of JATT (the “Subsequent Merger”); and (iii) JATT, as the registrant, changed its name to “Zura Bio Limited”.

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

We may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures will be included on our website under the “Investors” section.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

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

Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to arrange for third-party contractors to, do the following with respect to our product candidates:

●	timely file and gain acceptance of investigational new drug applications to commence planned clinical trials or future clinical trials;
●	timely initiate preclinical studies and clinical trials;
●	timely enroll patients in clinical trials;
●	successfully complete all safety and efficacy studies (preclinical and clinical) required to obtain U.S. and foreign regulatory approval;
●	run additional clinical trials or other studies beyond those planned to support the approval and commercialization;
●	identify appropriate human doses for clinical trials and commercial products;
●	successfully manage the prevalence, duration, and severity of potential side effects or other safety issues, if any;
●	obtain a positive readout from the clinical trials regarding therapeutic activity;
●	successfully demonstrate safety and efficacy to the satisfaction of the FDA, EMA, or similar foreign regulatory;

●	obtain the timely receipt of necessary marketing approvals from the FDA, EMA, and similar foreign regulatory authorities;
●	manufacture sufficient volume and quality of clinical trial materials to enable the completion of our planned clinical trials;
●	establish manufacturing capabilities or make arrangements with third-party manufacturers for future clinical supply and commercial manufacturing;
●	launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
●	obtain and maintain acceptance of the products, if and when approved, by patients, the medical community, and third-party payors;
●	position our products to effectively compete with other therapies;
●	obtain and maintain coverage and reimbursement for our products;
●	maintain a continued acceptable safety profile following approval;
●	obtain and maintain regulatory exclusivity;
●	obtain and maintain patent and trade secret protection; and
●	enforce and defend our intellectual property rights and claims.

Furthermore, third parties may allege that they have intellectual property rights that could block our commercial activities and we may need to seek a license, which may not be available or may not be available at a reasonable price. We may also have a contractual dispute, such as a dispute related to patent inventorship or ownership, which may take significant resources, including the management team’s time, to resolve.

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

We have incurred net loss of $52.4 million for the fiscal year ended December 31, 2024. We expect to continue to incur significant losses for the foreseeable future. Even after finding a means to fund the foreseeable, and unforeseeable, costs to develop our product candidates, thereafter, the progress of our development, and the clinical results achieved, will affect, positively or negatively, the value of our company and accordingly our ability to raise capital. Favorable results may increase the value of the company, increasing our ability to raise capital. Unfavorable results are likely to decrease the value of the company and could impair our ability to raise more capital, which is necessary to maintain our research and development efforts, expand our business and/or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval from the FDA, EMA, and similar foreign regulatory authorities for, the ZB Assets. Even if one or more of the ZB Assets are approved for commercial sale, we anticipate incurring costs associated with sales, marketing, manufacturing and distribution activities to launch the ZB Assets. Our expenses could increase beyond expectations if we are required by the FDA, EMA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of the ZB Assets. Our future capital requirements depend on many factors, including factors that are not within our control. Based on our current operating plan, we believe our existing cash, cash equivalents and short-term marketable securities, will be sufficient to fund our operations through 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

Our ability to develop and commercialize the ZB Assets is dependent on the use of certain intellectual property and regulatory rights licensed to us from Pfizer (for crebankitug) and Lilly (for torudokimab and tibulizumab). The licenses set forth certain terms and conditions for maintaining the licenses. In the event that the terms and conditions are not met or we become insolvent or bankrupt, the licenses may be terminated and we will no longer be able to develop and commercialize one or more of the ZB Assets. See “Business — License Agreements — Lilly-Z33 License” and “Business — License Agreements — Lilly-ZB17 License”; “Business — License Agreements — Pfizer Agreement”. Further, a wholly owned Pfizer subsidiary is the owner of certain intellectual property licensed to us from Pfizer for crebankitug. The confirmatory three-way license agreement provides Pfizer the necessary rights to give effect to the Pfizer License. See “Business — License Agreements — Pfizer Agreement.”

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

We may not be able to initiate clinical trials if drug product is not timely available at clinical trial sites.  We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible participants to participate in these trials to conclude as required by the FDA or foreign regulatory authorities. Additionally, certain clinical trials for our product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible participants or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants.

Participant enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit participants. Participant enrollment and retention in clinical trials depends on many factors, including the size and nature of the patient population, the severity of the disease under investigation, the nature of the trial protocol, the existing body of safety and efficacy data for the product candidate, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of participants to clinical sites, the eligibility criteria for the trial, the ability to adequately monitor participants during a clinical trial, clinicians’ and participants’ perceptions as to the potential advantages of the product candidate being studied, and the risk that participants will drop out of a trial before completing all site visits. There are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner, particularly for any rare diseases we are pursuing.

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

In 2015, crebankitug was placed on clinical hold (an order issued by the United States FDA to the sponsor of an investigational new drug application to delay or to suspend a clinical investigation) due to concern regarding IL- 7Rα expression on certain cell types within the lung and “insufficient information to address the potential risk that RN168 treatment poses to the respiratory system in humans.” The clinical hold was not the result of any adverse events or safety findings emerging from the ongoing clinical studies. Pfizer’s response to the clinical hold included conducting additional non-clinical experiments, a review of IL- 7Rα expression in the lung, and proposed pulmonary monitoring plans for future clinical trials, and a detailed assessment of adverse events in the clinical trials conducted to date. The clinical hold was lifted in 2016 with the following conditions/requirements: before enrolling children in studies with crebankitug, data should be submitted supporting that the potential benefits justify the potential risks. We have subsequently received FDA written responses in September 2023, to our pre-IND application, acknowledging that the completed non-clinical studies appear reasonable to support moving forward to a phase 2 study in alopecia areata.

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

We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of an IND or similar application will result in the FDA, EMA, or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate timely or sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required institutional review board (“IRB”) approval at each clinical trial site; failure to requalify drug substance or drug product for use in clinical trials; failure to demonstrate comparability of drug substance or drug product for regulatory authorization; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of the ZB Assets for use in clinical trials, or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s GCPs or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (“CMO”) and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; delays or failure in completing technology transfer for the ZB Assets; delays or failure in obtaining or releasing drug substance or drug product from licensors or third parties; licensors or third parties being unwilling or unable to perform quality control testing of drug substance or drug product; licensors or third parties being unwilling or unable to provide a right of reference to preclinical, manufacturing or clinical data for the ZB Assets; and licensors or third parties being unwilling or unable to satisfy their contractual obligations to us.

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

The ZB Assets are protein therapeutics and thus carry the risk of provoking immune responses. For example, the formation of anti-drug antibodies (“ADA”) were observed in the majority of patients who were dosed with crebankitug in a phase 1b trial in T1D mellitus, including 54.5% of patients who developed neutralizing ADA. Although these ADAs did not appear to affect drug concentrations based on visual inspection, there can be no assurance that ADAs will not develop in future studies that may reduce exposure or lead to adverse safety events. The development of ADA could also trigger hypersensitivity reactions that manifest as serious adverse events for the ZB Assets, including but not limited to anaphylaxis. If patients experience adverse events, including anaphylaxis, our trials could be delayed or stopped and our development programs may be halted entirely if this is observed during clinical development. Even if ADAs are not detected in early clinical trials, they may be detected after product launch and may significantly reduce the commercial potential or even result in the product being pulled from the market.

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

We, our CROs, and other third parties we might engage will be required to comply with GLPs and GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators, and clinical trial sites. Although we will rely on CROs and others to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with our investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs and others does not relieve us of our regulatory responsibilities. If we, CROs and other third parties we engage fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials for approval. Accordingly, if our CROs or others fail to comply with these regulations or fail to recruit a sufficient number of participants, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic and national security factors could lead to global trade restrictions and changes in trade policies and regulations that may adversely affect our business and operations.

Risks Related to Our Intellectual Property

Our business relies on certain licensing rights from Pfizer for crebankitug that can be terminated in certain circumstances. If we breach the agreement, or if we are unable to satisfy our obligations under which we license rights to torudokimab from Pfizer, we could lose the ability to develop and commercialize crebankitug.

We are party to a license agreement with Pfizer under which we were granted rights to certain patents, know-how and technology that are important and necessary to our business, including for crebankitug. Our rights to use these patents and employ the inventions claimed therein, as well as the exploitation of licensed technology and know-how, are subject to the continuation of, and our compliance with, the terms of our license agreement.

Our license agreement with Pfizer imposes upon us various diligence, payment and other obligations, including as described in the section entitled “Business — License Agreements — Pfizer Agreement.”

If we fail to comply with any of our obligations under the Pfizer Agreement, or we are subject to a bankruptcy or dissolution, Pfizer may have the right to terminate the license agreement, in which event we would not be able to market any crebankitug product.

We are heavily reliant upon the license from Pfizer to certain patent rights that are important or necessary to the development of crebankitug. Pfizer retains all rights not expressly granted by the license as well as retaining rights to make, have made, use and import crebankitug or any products containing crebankitug for all internal research, development and regulatory purposes, except that Pfizer does not have the right to conduct clinical trials to develop crebankitug or any products containing crebankitug.

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

Pursuant to the Pfizer Agreement, we are required to prepare a development plan and use Commercially Reasonable Efforts (as that term is defined in the Pfizer Agreement) to develop and seek regulatory approval for crebankitug in several countries and then to commercialize each product where regulatory approval is obtained. If we fail to comply with the obligations under our license agreement, or if we use the licensed intellectual property in an unauthorized manner, we may be required to pay damages and Pfizer may have the right to terminate the license. If our license agreement is terminated, we may not be able to develop, manufacture, market or sell the product candidate covered by our agreement and those being tested or approved in combination with such product. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement.

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

The Lilly-Z33 License Agreement imposes upon us various diligence, payment and other obligations, as described in the section entitled “Business — License Agreements — Lilly-Z33 License.”

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

We have limited geographical protection with respect to our licensed patents and may not be able to protect our intellectual property rights throughout the world.

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

The life of a patent and the protection it affords is limited. For example, in the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. In Europe, the expiration of an invention patent is 20 years from its filing date. Certain U.S. patents have a longer patent term pursuant to patent term adjustment (35 U.S.C. §154(b)).

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

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies over the lifetime of a patent. In addition, the USPTO and other foreign patent agencies require compliance with a number of procedural, documentary, and other similar provisions during the patent application process. While an inadvertent failure to make payment of fees or to comply with such provisions can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which such non-payment or non-compliance will result in the abandonment or lapse of the patent or patent application, and the partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, and non-payment of fees and failure to properly legalize and submit formal documents within prescribed time limits. If we or our licensors fail to maintain the patents and patent applications covering our product candidates or if we or our licensors otherwise allow our patents or patent applications to be abandoned or lapse, our competitors might be able to enter the market, which would hurt our competitive position and could impair our ability to successfully commercialize our product candidates.

Issued patents covering one or more of our product candidates could be found invalid or unenforceable.

Any issued patents that we may license or own covering the ZB Assets could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the USPTO. We may be subject to claims challenging the inventorship, validity, or enforceability of our patents and/or other intellectual property. Finally, changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect the ZB Assets. Further, if we encounter delays in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market the ZB Assets under patent protection would be reduced. Thus, the patents that we own and license may not afford us any meaningful competitive advantage.

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

In the United States, the patent term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. However, a patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug or its use it may be extended. Similar provisions are available in Europe and certain other non-United States jurisdictions to extend the term of a patent that covers an approved drug.

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

It is possible that we will not obtain patent term extension for a U.S. patent covering one or more of the ZB Assets even where that patent is eligible for patent term extension, or if we obtain such an extension, it may be for a shorter period than we had sought.

There are requirements regarding the patents that may be submitted to the FDA for listing in the Licensed Biological Products with Reference Product Exclusivity and Biosimilarity or Interchangeability Evaluations (also known as the “Purple Book”), an online database that contains information about biological products approved by the FDA under the PHSA. We may be unable to obtain patents covering those ZB Assets that contain one or more claims that satisfy the requirements for listing in the Purple Book. Even if we submit a patent for listing in the Purple Book, the FDA may decline to list the patent, or a manufacturer of biosimilar or interchangeable drugs may challenge the listing. If the ZB Assets are approved and patents covering the ZB Assets are not listed in the Purple Book, a manufacturer of biosimilar or interchangeable drugs would not have to provide advance notice to us of any abbreviated new drug application filed with the FDA to obtain permission to sell a biosimilar or interchangeable version of either of the ZB Assets.

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and altered the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future legislation by the U.S. Congress, decisions by the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future. For example, in the case Amgen v. Sanofi, the Supreme Court held broad functional antibody claims invalid for lack of enablement. Similarly, in the case Juno v. Kite, the Federal Circuit held genus claims directed to CAR-T cells invalid for lack of written description for failing to provide disclosure commensurate with the scope of the claims. While we do not believe that any of the patents licensed or owned by us will be found wholly invalid based on these decisions, we cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, changes in the patent laws of other jurisdictions could adversely affect our ability to obtain and effectively enforce our patent rights, which would have a material adverse effect on our business and financial condition.

In Europe, a new unitary patent system came into effect on June 1, 2023. Under the unitary patent system, European patent applications and patents may be subjected to the jurisdiction of the Unified Patent Court (UPC). European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

Pfizer may also use for any purpose information in non-tangible form which may be retained by persons who have had access to crebankitug and the licensed know-how, including ideas, concepts or techniques contained therein.

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

If approved, our product candidates that are regulated as biologics may face competition from biosimilars or interchangeables approved through an abbreviated regulatory pathway.

The BPCIA was enacted as part of the ACA to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as their BLA does not rely on the reference product, sponsor’s data or submit the application as a biosimilar application. Any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that if any of the ZB Assets is approved in the United States as a biological product under a BLA it would qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidate to be a reference product for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing. The approval of a biosimilar or interchangeable of our product candidates could have a material adverse impact on our business due to increased competition and pricing pressure.

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

The process of obtaining regulatory approvals in the U.S., E.U. and other jurisdictions is complex, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot commercialize the ZB Assets without first obtaining regulatory approval from the FDA in the United States and comparable foreign regulatory authorities outside of the United States. Before obtaining regulatory approvals for the commercial sale of the ZB Assets, we must demonstrate through complex and expensive preclinical studies and clinical trials that the ZB Assets are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. Further, the ZB Assets may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA, EMA, and comparable foreign regulatory authorities have discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Any of the ZB Assets could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA, EMA, or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA, EMA, or comparable foreign regulatory authorities that is the ZB Assets are safe and effective for their proposed indications; the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA, or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using products similar to the ZB Assets; we may be unable to demonstrate that the clinical and other benefits of the ZB Assets outweigh their safety risks; the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of the ZB Assets may not be acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA, EMA, or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of the ZB Assets; the FDA, EMA, or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical or commercial supplies; and the approval policies or regulations of the FDA, EMA, or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. Further, the approval requirements for the ZB Assets are likely to vary by jurisdiction such that success in one jurisdiction is not necessarily predicative of success elsewhere.

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

Sales of our product candidates in the United States, if approved, will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not ensure that other payors will also provide coverage for the drug product. Coverage policies and third-party payor reimbursement rates may change at any time. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party payor reimbursement or a decision by a third-party payor to not cover any of our product candidates, if approved, could have a material adverse effect on our sales, results of operations and financial condition. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any product candidates if approved will be harmed.

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

Certain current and future relationships with customers and third party payors as well as certain of our business operations may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and information security laws and other privacy and information security laws. If we are unable to comply, or have not fully complied or are perceived to have not fully complied, with such laws, we could face significant penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Our operations may be directly, or indirectly through our relationships with customers, third party payors, healthcare providers, and others subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. The laws and regulations that may affect our ability to operate include, but may not be limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including Medicare or Medicaid, that are false or fraudulent;
●	the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and its implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information of covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information on their behalf and their subcontractors that use, disclose, access, or otherwise process individually identifiable health information, and their covered subcontractors;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and further requires applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and
●	state and foreign law equivalents of each of the above federal laws, such as: anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; and state and local laws that require the registration of pharmaceutical sales representatives, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation (or perceived to be in violation) of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, litigation, significant civil, criminal and administrative penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government healthcare programs, disgorgement, imprisonment, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business, including interrupting or stopping clinical trials, and our results of operations. Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations, including building out a compliance program, will likely be costly.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and ACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several U.S. presidential executive orders, Congressional inquiries, proposed and enacted federal and state legislation, and other regulatory actions designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reform government program reimbursement methodologies for drug products, and otherwise reduce drug prices. For example, the Inflation Reduction Act of 2022 (“IRA”), among other things, (1) extends enhanced subsidies for individuals purchasing health insurance coverage through plan year 2025 in the Patient Protection and ACA marketplaces, (2) eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program, (3) directs HHS to negotiate the price of certain single-source drugs covered under Medicare that have been on the market for at least 7 years and (4) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We cannot predict what healthcare reform initiatives may be adopted in the future, particularly in light of the recent change in administration. We expect that these and other healthcare reform measures that may be adopted may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Reform measures that result in decreased physician reimbursement may adversely affect our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. It is unclear how other healthcare reform measures of the current U.S. federal government administration or future administrations or other efforts, if any, to amend or challenge the ACA, will impact our business.

There have been judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and healthcare reform measures of the current U.S. federal government administration will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

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

European data collection is also governed by restrictive regulations governing the use, processing and cross-border transfer of personal information. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in Europe, including personal health data, is subject to the E.U. General Data Protection Regulation (“GDPR”) and similar requirements in the United Kingdom (“UK GDPR”) (hereinafter the GDPR and UK GDPR are collectively referred to as “GDPR”), which impose strict requirements for processing the personal data of individuals within the EEA, such as Norway, Iceland, Liechtenstein and the United Kingdom. The GDPR is directly applicable in each E.U. member state and is extended to the EEA, while the UK GDPR applies to the United Kingdom of Great Britain and Northern Ireland. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR implements more stringent operational requirements than its predecessor legislation. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. For example, the GDPR applies extraterritorially, requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for collecting and processing personal data (including data from clinical trials), requires the appointment of data protection officers, such as when sensitive personal data, such as health data, is processed on a large scale, provides more robust rights for data subjects, including far reaching information rights and the right to erasure, introduces mandatory data breach notification through the E.U., imposes additional obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance, including policies, procedures, training, and data audit. The GDPR provides that E.U. member states and EEA countries may establish their own laws and regulations that go beyond the GDPR in certain areas, such as regarding the mandatory appointment of data protection officers or further limiting the processing of personal data, including genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.

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

Risks Related to Our Business Operations, Employee Matters, and Managing Growth

We are dependent on our key personnel and anticipate hiring additional key personnel. If we are not successful in attracting and retaining qualified personnel, including consultants, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain qualified managerial, scientific and medical personnel. We are dependent on our managerial, scientific and medical personnel, including our Chief Executive Officer, Chief Operating Officer, Chief Medical Officer, Chief Financial Officer and Chief Technology Officer. If we do not succeed in attracting and retaining qualified personnel, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts. We have relied upon and plan to continue to rely upon third parties, including consultants, to act in management roles for the Company. While we have agreements with such third parties, we do not have the same ability to influence their time commitment to the Company as we would if they were employees. Furthermore, we are dependent on our ability to attract, hire, relocate and retain qualified managerial, scientific and medical personnel from various jurisdictions. Therefore, immigration requirements may have a significant influence on our human resources planning. Immigration applications can take several months or more to be finalized. If we are unable to complete the requisite visa applications, either as a result of changing requirements or otherwise, our ability to successfully implement our business strategy could suffer, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our internal computer systems, or those of any of the third parties with whom we work (including CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of the third-parties with whom we work, such as CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, sophisticated nation states, and nation-state supported actors), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data.

Such cyber-attacks may include, but are not limited to, social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds.  Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

To the extent that any disruption or security breach were to result in a loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of the ZB Assets could be delayed. . For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Further, our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.

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

As a public company, we are required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act and make an ongoing, formal assessment of the effectiveness of our internal controls over financial reporting.

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

We have performed a formal evaluation of our internal control over financial reporting under the supervision and with the participation of management, including our principal executive officer and principal financial officer, as required by Section 404 of the Sarbanes-Oxley Act. We have not engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. We are required to evaluate and disclose changes made in our internal controls and procedures on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in Zura and, as a result, the market price of our ordinary shares.

As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, including, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We continue to develop and refine our  disclosure controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we will file with the SEC are recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our management, including our principal executive and financial officers.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including dedicated to internal resources. We may also need to engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

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

We are subject to global data protection, privacy and security laws, regulations and codes of conduct that relate to our business activities, which may include sensitive, confidential, and personal information. These laws, regulations and codes are inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This scrutiny can result in new and shifting interpretations of existing laws, thereby further impacting our business. For example, the GDPR in the European Economic Area, and the United Kingdom continues to be interpreted by European and U.K. courts in novel ways leading to shifting requirements, country specific differences in application and uncertain enforcement priorities. Under the GDPR, companies face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

More recently enacted laws globally, and new and emerging state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act, the Colorado Privacy Act and the Virginia Consumer Data Protection Act, as well as industry self-regulatory codes and regulatory requirements, create new privacy and security compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.

As a security example, pursuant to the U.S. Securities and Exchange Commission’s Rules on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure we are required to make certain disclosures related to material cybersecurity incidents and the reasonably likely impact of such an incident on Form 8-K and will be required to make certain other cybersecurity disclosures on Form 10-K. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and any such mandatory disclosures could be costly and lead to negative publicity, loss of customer confidence in the effectiveness of our security measures, diversion of management’s attention and governmental investigations. We publish privacy policies and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy, and security.

Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

While we made certain investments in readiness to comply with applicable requirements, the dynamic and evolving nature of these laws, regulations and codes, as well as their interpretation by regulators and courts, may affect our ability to implement our business models effectively and to adequately address disclosure requirements. These laws, regulations and codes may also impact our innovation and business drivers and may force us to bear the burden of more obligations. Perception of our practices, products, services or solutions, even if unfounded, as a violation of individual privacy, data protection rights or cybersecurity requirements, subjects us to public criticism, lawsuits (including class-action claims), government enforcement actions (e.g., fines, penalties, audits, inspections, investigations, audits), additional reporting requirements and/or oversight, bans or restrictions on processing personal data (including clinical trial data), orders to destroy or not use personal data (including clinical trial data), claims and other proceedings by regulators, industry groups or other third parties, all of which could disrupt or adversely impact our business and reputation and expose us to increased liability, fines and other punitive measures including interruptions or stoppages in our business operations (including clinical trials), inability to process personal data in certain jurisdictions, prohibition on sales of our products, services or solutions, restrictive judicial orders and disgorgement of data.

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

As a result of pandemics, related “shelter in place” orders and other public health guidance measures, we may experience disruptions that could seriously harm our business. Potential disruptions include but are not limited to: delays or difficulties in enrolling patients in, initiating or expanding our clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff; increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting health conditions or being forced to quarantine; interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed; recommendations by federal, state or local governments, employers and others or interruptions of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical trial endpoints; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff and unforeseen circumstances at CROs and vendors; interruption or delays in the operations of the FDA, EMA, and comparable foreign regulatory authorities including delays in receiving approval from local regulatory authorities to initiate our planned clinical trials; interruption of, or delays in receiving, supplies of the ZB Assets due to staffing shortages, raw materials shortages, production slowdowns or stoppages and disruptions in delivery systems; and limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and preclinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions.

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

Third-party manufacturers in other countries may be subject to U.S. legislation or investigations, including the proposed BIOSECURE Act, sanctions, trade restrictions, and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, and could adversely affect our financial condition and business prospects. For example, the current U.S. federal government administration has recently proposed tariffs on certain U.S. imports, and China and other countries have responded with and/or threatened retaliatory tariffs on certain U.S. exports. We cannot predict what effects these tariffs and potential additional tariffs will have on our business, including in the context of escalating trade tensions. However, these tariffs and other trade restrictions could increase our operating costs, reduce our gross margins or otherwise negatively impact our financial results.

WuXi Biologics (WuXi, PRC) has historically been our sole supplier of torudokimab. We have moved our existing product from WuXi to the U.K. When we require additional product, we may find a new manufacturing facility for torudokimab. There is a risk that supplies of torudokimab may be significantly delayed by, or may become unavailable as a result of finding a new manufacturer or business-related issues affecting WuXi Biologics, including manufacturing, equipment, process or regulatory issues. If we continue to have product manufactured at WuXi Biologics, we may also face additional manufacturing and supply-chain risks due to the regulatory and political structure of the PRC, or as a result of the international relationship with the PRC, including but not limited to sanctions and tariffs imposed by the U.S. government on WuXi. Although currently there has been no impact on our ability to obtain supply of torudokimab, there can be no assurance that operations would not be impacted in the future with a negative impact on the supply of, or use of, torudokimab.

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

Since the consummation of the Business Combination, the market value of our securities has fluctuated. Future fluctuations in the price of our securities could contribute to the loss of all or part of a shareholder’s investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. If an active market for our securities continues, the market price of our ordinary shares may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	our ability to commercialize the ZB Assets, if approved;
●	the status and cost of our marketing commitments for the ZB Assets;
●	announcements regarding results of any clinical trials relating to our product candidates;
●	unanticipated serious safety concerns related to the use of the ZB Assets;
●	adverse regulatory decisions;
●	changes in laws or regulations applicable to the ZB Assets, including but not limited to clinical trial requirements for approvals;
●	legal disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for the ZB Assets, government investigations and the results of any proceedings or lawsuits, including, but not limited to, patent or shareholder litigation;
●	our decision to initiate a clinical trial, not initiate a clinical trial or to terminate an existing clinical trial;
●	our dependence on third parties;
●	announcements of the introduction of new products by our competitors;
●	market conditions and trends in the pharmaceutical and biotechnology sectors;
●	announcements concerning product development results or intellectual property rights of others;
●	future issuances of ordinary shares or other securities;
●	the recruitment or departure of key personnel;
●	failure to meet or exceed any financial guidance or expectations regarding product development milestones that we may provide to the public;
●	actual or anticipated variations in quarterly operating results;
●	our failure to meet or exceed the estimates and projections of the investment community;
●	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	changes in financial estimates by us or by any securities analysts who might cover our shares;
●	fluctuation of the market values of any of our potential strategic investments;
●	issuances of debt or equity securities;
●	compliance with our contractual obligations;
●	sales of Zura Class A Ordinary Shares by us or our shareholders in the future;
●	trading volume of Zura Class A Ordinary Shares;
●	ineffectiveness of our internal controls;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	general political and economic conditions;
●	effects of natural or man-made catastrophic events;
●	effects of public health crises, pandemics and epidemics; and
●	other events or factors, many of which are beyond our control.

Further, the equity markets in general have recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of Zura Class A Ordinary Shares, which could cause a decline in the value of Zura Class A Ordinary Shares. Price volatility of Zura Class A Ordinary Shares might worsen if the trading volume of Zura Class A Ordinary Shares is low. In the past, shareholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ share. Such litigation, if instituted against Zura, could cause it to incur substantial costs and divert management’s attention and resources from our business. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of Zura Class A Ordinary Shares.

We have not paid cash dividends in the past and we do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the capital appreciation, if any, of Zura Class A Ordinary Shares.

We have not paid cash dividends on our Class A Ordinary Shares and we do not anticipate paying cash dividends on our Class A Ordinary Shares in the foreseeable future. The payment of dividends on our shares will depend on our ability to comply with relevant legal requirements as well as our earnings, financial condition and other business and economic factors affecting us at such time as the Zura Board may consider relevant. Since we do not intend to pay dividends, a shareholder’s ability to receive a return on such shareholder’s investment will depend on any future appreciation in the market value of our Class A Ordinary Shares. There is no guarantee that Zura Class A Ordinary Shares will appreciate or even maintain the price at which our shareholders have purchased it.

Future sales and/or issuances of our securities could result in additional dilution of the percentage ownership of our existing shareholders and could cause our share price to fall.

If we or any of our existing shareholders sell our Class A Ordinary Shares, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences, and privileges senior to existing holders of our securities. Sales of a substantial number of our Class A Ordinary Shares in the public market, including the resale of the Class A Ordinary Shares held by our shareholders, could occur at any time. These sales, or the perception in the market that the holders of a large number of Class A Ordinary Shares intend to sell shares, could reduce the market price of our Class A Ordinary Shares. Pursuant to our Amended and Restated Registration and Shareholder Rights Agreement, dated March 20, 2023, by and among us and the shareholders party thereto (the “A & R Registration

Rights Agreement”), certain shareholders are entitled to have a registration statement kept effective for a prolonged period of time such that registered resales of their Class A Ordinary Shares can be made.

Pursuant to our obligations under the A&R Registration Rights Agreement, we filed a resale shelf registration statement, which the SEC declared effective on September 14, 2023, as amended (the “Resale Registration Statement”), covering the resale of up to an aggregate of 21,248,364 Class A Ordinary Shares, 3,782,000 2023 Pre-Funded Warrants (as defined herein) and 3,782,000 Class A Ordinary Shares issuable upon the exercise of the 2023 Pre-Funded Warrants. Until such time that it is no longer effective, the Resale Registration Statement permits the resale of these shares for a significant period of time, the precise duration of which cannot be predicted. The resale, or expected or potential resale, of a substantial number of shares of our Class A Ordinary Shares in the public market could adversely affect the market price for our Class A Ordinary Shares and make it more difficult for you to sell your holdings at times and prices that you determine are appropriate. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statement may continue for an extended period of time.

In addition, we currently have on file with the SEC a shelf registration statement on Form S-3 which allows us to offer and sell our ordinary shares, preference shares, debt securities, warrants and or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In September 2024, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners (“Leerink”), pursuant to which, from time to time, we may offer and sell through Leerink up to $125.0 million of Zura Class A Ordinary Shares registered under the shelf registration statement pursuant to one or more “at the market” offerings. From time to time, we have issued and sold Zura Class A Ordinary Shares pursuant to this agreement and as of the date of this filing, we have $114.0 million of Zura Class A Ordinary Shares remaining available for sale under the Sales Agreement. Sales of Zura Class A Ordinary Shares under the Sales Agreement with Leerink could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of Zura Class A Ordinary Shares to differ materially from expectations.

To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our shareholders will be diluted. Future issuances of Zura Class A Ordinary Shares or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of Zura Class A Ordinary Shares and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of Zura Class A Ordinary Shares or the availability of Zura Class A Ordinary Shares for future sales will have on the trading price of our shares.

If certain holders of our Class A Ordinary Shares sell a significant portion of their securities, it may negatively impact the market price of the shares of our Class A Ordinary Shares and such holders still may receive significant proceeds.

As of the date of this Annual Report, the market price of our Class A Ordinary Shares is below $10.00 per share, which was the price per unit sold in the initial public offering of our predecessor, JATT, and the per-share price of the 2,009,950 JATT Class A Ordinary Shares it sold to certain investors in connection with our Business Combination in a private placement for an aggregate amount of $20,099,500 (the “PIPE Financing”). However, certain of our shareholders who hold shares of our Class A Ordinary Shares that were (i) originally purchased by JATT’s sponsor, JATT Ventures, L.P, in a private placement prior to JATT’s initial public offering at an effective purchase price of $0.007 per share (the “Founder Shares”) or (ii) originally issued by JATT in a private placement in connection with certain forward purchase agreement and backstop arrangement (the “FPA Shares”) between JATT and certain investors at an effective purchase price of $6.32, may nonetheless be inclined to sell such Founder Shares or FPA Shares as they were originally purchased at an effective price significantly less than $10.00 per share. The currently outstanding 3,450,000 Founder Shares were purchased at an effective price of $0.007 per share. Holders of the FPA Shares obtained (i) an aggregate of 3,000,000 Class A Ordinary Shares at a purchase price of $10.00 per share for $30,000,000; an aggregate of 1,301,633 Class A Ordinary Shares at purchase price of $10.00 per share for $13,016,330 as public share redemptions were greater than 90% at the time of the Business Combination (backstop redemption); and (iii) an additional 2,500,000 Class A Ordinary Shares at no additional cost in consideration for the holders entering into the latest amendment to the forward purchase agreements JATT and the holders entered into on August 5, 2021, as amended and restated on January 27, 2022 and as amended on March 8, 2023, resulting in an effective purchase price for the currently outstanding 6,801,633 FPA Shares of approximately $6.32 per share. Accordingly, holders of the Founder Shares and FPA Shares could sell their securities at a per-share price that is less than $10.00 and still realize a significant profit from the sale of those securities that could not be realized by our other shareholders. The public securityholders may not experience a similar rate of return on the securities they purchase due to differences in the purchase prices and the current trading price.

The Founder Shares are currently subject to restrictions on transfer under applicable lock-up agreements; however, these restrictions are due to expire on March 20, 2025, resulting in these shares becoming eligible for public sale on March 21, 2025 pursuant to the Resale Registration Statement, if then in effect, or if they qualify for an exemption from registration under the Securities Act.

Our operating results have and may continue to fluctuate significantly.

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

Pursuant to the EIP, which became effective the day prior to the Closing, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the 2023 Employee Stock Purchase Plan (“ESPP”), which became effective the day prior to the Closing, we are authorized to sell shares to our employees. As of December 31, 2024, a total of 9,594,213 and 4,029,898 Zura Class A Ordinary Shares have been reserved for future issuance under the EIP and the ESPP, respectively. In addition, the EIP and ESPP provide for annual automatic increases in the number of shares reserved thereunder on January 1st of each year, unless our board of directors, or the appropriate committee thereof, elects not to increase the number of shares underlying the EIP and ESPP each year. Accordingly, on January 1, 2025, the shares reserved for future issuances under each of the EIP and ESPP were increased by 3,264,877 shares. As a result of such annual increases, our shareholders may experience additional dilution, which could cause the price of Zura Class A Ordinary Shares to fall.

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

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A Ordinary Shares.

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

The MAA and the Cayman Islands Companies Act contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things, these provisions:

●	allow the Zura Board to authorize the issuance of preference shares, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include such preferred, deferred or other rights or restrictions, whether in regard to voting, dividends or other distributions, return of capital or other rights;
●	provide that directors may only be removed (a) for cause by the vote of a majority of the other directors then in office or (b) by the affirmative vote of holders of at least two-thirds of the total voting power of all the then-outstanding Zura Class A Ordinary Shares entitled to vote thereon, voting together as a single class;
●	prohibit shareholder action by written resolution;
●	provide that extraordinary general meetings may only be called by or at the direction of (a) the Chairman of the Zura Board, the Zura Board or the Chief Executive Officer or (b) members holding not less than 10% in par value of the issued shares which as at the date of the requisition for a meeting carry the right to vote at general meetings;
●	provide that any alteration, amendment or repeal, in whole or in part, of any provision of the MAA by our shareholders will require the affirmative vote of the holders of at least two-thirds of the total voting power of all the then-outstanding shares of the Zura Class A Ordinary Shares entitled to vote thereon, voting together as a single class; and
●	establish advance notice requirements for appointment of directors to the Zura Board and for proposing matters that can be acted upon by shareholders at general meetings.

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

Pursuant to the MAA, unless we contest in writing to the selection of an alternative forum, the Courts of the Cayman Islands and any appellate court therefrom, will, to the fullest extent permitted by law, be the sole and exclusive forum for any claim or dispute arising out of or in connection with the MAA or otherwise relating to each shareholder’s shareholding in Zura, including but not limited to (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our shareholders; (iii) any action asserting a claim arising pursuant to any provision of the Cayman Islands Companies Act, or the MAA; (iv) any action asserting a claim against us governed by the “internal affairs doctrine,” (as such concept is recognized under the laws of the United States of America); provided that, for the avoidance of doubt, the foregoing forum selection provision will not apply to claims arising under the Securities Act, the Exchange Act or any other claim for which the federal district courts are, as a matter of the laws of the United States, the sole and exclusive forum for determination of such a claim.

The forum selection provisions in the MAA may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings and there is uncertainty as to whether a court would enforce such provisions. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. If the enforceability of our forum selection provisions were to be challenged, it may incur additional costs associated with resolving such challenge. While we currently has no basis to expect any such challenge would be successful, if a court were to find its forum selection provisions to be inapplicable or unenforceable with respect to one or more of these specified types of actions or proceedings, we may incur additional costs associated with having to litigate in other jurisdictions, which could result in a diversion of the time and resources of our employees, management and Zura Board, and could have an adverse effect on our business, financial condition and results of operations.

We are an emerging growth company, and it cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our securities less attractive to investors.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO, (b) in which it has total annual gross revenue of at least $1.235 billion, or (c) in which it is deemed to be a large accelerated filer, which requires the market value of our ordinary shares that is held by non-affiliates to exceed $700 million as of the last business day of the second fiscal quarter of such year, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

We have and will continue to incur increased costs as a result of operating as a public company, and our management will devote substantial time to related compliance initiatives.

As a public company, we have and will continue to incur significant legal, accounting and other expenses that Legacy Zura did not incur as a private company, and these expenses may increase even more after it is no longer an “emerging growth company.” we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as rules and regulations adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase operating expenses. For example, we expect these rules and regulations to make it more difficult and more expensive to obtain directors’ and officers’ liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult to attract and retain qualified persons to serve on the Zura Board, Zura Board committees or as executive officers. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

A failure to meet Nasdaq’s continued listing requirements could result in a delisting of ordinary shares.

In order to continue to maintain the listing of our securities on Nasdaq, we are required to demonstrate ongoing compliance with Nasdaq’s continued listing requirements. If we fail to satisfy Nasdaq’s continued listing requirements, such as the minimum number of round-lot shareholders, the minimum dollar value of the public float, the total minimum capital, the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may or take steps to delist Zura Class A Ordinary Shares. We cannot assure you that we will be able to meet all continued listing requirements.

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

We believe that we were a PFIC for U.S. federal income tax purposes for the taxable year ended December 31, 2024, which could result in adverse U.S. federal income tax consequences to U.S. Holders.

If the Company is treated as a PFIC within the meaning of Section 1297 of the Code for any taxable year (or portion thereof) during which a U.S. Holder (as defined below) holds our Class A Ordinary Shares (regardless of whether the Company remains a PFIC for subsequent taxable years), certain adverse U.S. federal income tax consequences, such as taxation at the highest marginal ordinary income tax rates on capital gains and on certain actual or deemed distributions, and interest charges on certain taxes treated as deferred, may apply to such U.S. Holder and such U.S. Holder might be subject to additional reporting requirements. Under certain circumstances, certain elections may be available to U.S. Holders of Class A Ordinary Shares to mitigate some of the adverse tax consequences resulting from PFIC treatment.

Based on the nature of our activities and the composition of our income and assets, we believe we were a PFIC for the taxable year ended December 31, 2024. Additionally, the Company may be a PFIC in the current taxable year or in any subsequent taxable year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our Class A Ordinary Shares from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status.

If the Company were determined to be a PFIC, you may be unable to make certain advantageous elections with respect to your ownership of the Class A Ordinary Shares that could mitigate some of the adverse consequences of the Company’s PFIC status, or making such elections retroactively could have adverse tax consequences to you. The Company is not representing to you, and there can be no assurance, that the Company will or will not be treated as a PFIC for any past, current, or future taxable year. The Company has not sought and will not seek any rulings from the IRS or any opinion from any tax advisor as to such tax treatment. If we determine that we are a PFIC for any taxable year, upon written request by a U.S. Holder, we will endeavor to provide or make available to such U.S. Holder such information as the IRS may require to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. U.S. Holders should consult with, and rely solely upon, their tax advisors to determine the application of the PFIC rules to them and any resultant tax consequences.

For purposes of this discussion, a “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of our Class A Ordinary Shares and is (1) a citizen or individual resident of the United States; (2) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (3) an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or (4) a trust that (a) is subject to the primary supervision of a U.S. court and the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the Code) or (b) has a valid election in effect to be treated as a United States person for U.S. federal income tax purposes.

If a United States person is treated as owning at least 10% of our Class A Ordinary Shares, such holder may be subject to adverse U.S. federal income tax consequences.

If a U.S. person is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our Class A Ordinary Shares, such U.S. person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). We generally will be classified as a controlled foreign corporation if such United States shareholders own (directly, indirectly or constructively) more than 50% of the value or voting power of our Class A Ordinary Shares. Additionally, under certain “downward attribution” rules, because our group includes U.S. subsidiaries, our non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether we are treated as a controlled foreign corporation). A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” tested income for “global intangible low-taxed income” purposes and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. Subpart F income generally includes dividends, interest, rents, royalties, gains from the sale of securities and income from certain transactions with related parties, and “global intangible low-taxed income”

generally consists of net tested income of the controlled foreign corporation, other than Subpart F income and certain other types of income, in excess of certain thresholds, subject to certain adjustments. Failure to comply with these reporting obligations may subject you to significant monetary penalties and may prevent the statute of limitations from starting with respect to your U.S. federal income tax return for the year for which reporting was due. We cannot provide any assurances that we will assist holders in determining whether any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or whether such holder is treated as a United States shareholder with respect to any of such controlled foreign corporations. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax payment obligations. U.S. holders of our Class A Ordinary Shares should consult their tax advisors regarding the potential application of these rules to their investment in our Class A Ordinary Shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

Risk management and strategy

Our information technology (IT) department with the help of third-party service providers helps identify, assess and manage the Company’s cybersecurity threats and risks. Our IT department with the help of third-party service providers identifies and assesses the risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, including conducting scans of the threat environment, audits, and assessments. Our cybersecurity risk management processes have been designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program will be integrated within the Company’s enterprise risk management system.

Depending on the environment, systems, and data at issue, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data. For example, our cybersecurity risk management program is comprised of various components, such as:

●	Implementing data backup, recovery and restoration procedures designed to ensure business continuity, as well as through certain IT controls, policies and infrastructure.
●	Monitoring network traffic and endpoints with Endpoint Detection and Response (EDR) tools, implementing a Security Operations Center (SOC) to detect & respond to cybersecurity threats, and using encryption for certain data and Multi-Factor Authentication (MFA).
●	Requiring periodic employee cybersecurity training to mitigate the risk of phishing and social engineering attacks.
●	Conducting periodic risk assessment of protections to mitigate cybersecurity threats.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, managed cybersecurity service providers, cybersecurity software providers, and dark web monitoring services.

We use third-party service providers to perform a variety of functions throughout our business, such as contract research organizations and contract manufacturing organizations. We have a vendor management process to manage cybersecurity risks associate with our use of these providers. Depending on the nature of the services provided, the sensitivity of the information systems and data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider. This process may include reviewing the vendor’s written security program and conducting security assessment calls with the vendor’s personnel.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Our internal computer systems, or those of any of the third parties with whom we work (including CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ Audit Committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Vice President of IT who stays informed about and oversees prevention, detection, mitigation, and remediation efforts through regular communication and reporting channels within our organization. The Chief Legal Officer oversees the information security function and receives regular updates about information security.

Our Vice President of IT is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Vice President of IT is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Legal Officer. Our Chief Legal Officer works with the Vice President of IT to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes includes reporting to the Audit Committee of the board of directors for certain cybersecurity incidents. The Chief Legal Officer and Audit Committee oversees the IT department and receives periodic updates concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.

ITEM 2. PROPERTIES

We do not own any real property. We currently lease executive offices at 1489 W. Warm Springs Rd., #110, Henderson, Nevada and 8-10 Hill Street, London, W1J 5NG. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings, nor are we aware of any pending or threatened litigation. In the ordinary course of business, we may be subject to legal proceedings, claims, and litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Class A Ordinary Shares

Our Class A Ordinary Shares are listed for trading on The Nasdaq Capital Market under the symbol “ZURA”.

Holders of Record

As of December 31, 2024, there were approximately 27 shareholders of record of our ordinary shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the growth and development of our business. We have never declared or paid any cash dividends on our shares. We do not intend to pay cash dividends to our shareholders in the foreseeable future. Investors should not purchase our Class A Ordinary Shares with the expectation of receiving cash dividends.

Any future determination to declare dividends will be made at the discretion of the Zura Board and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that the Zura Board may deem relevant.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Persons

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and notes thereto as of December 31, 2024, included elsewhere in this Annual Report.

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors” in this Annual Report, that could cause actual results to differ materially from historical results or anticipated results. You should carefully read the information under “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Zura,” “we,” “us,” and “our” refer to Zura Bio Limited, a Cayman Islands exempted company formerly known as JATT Acquisition Corp, and its consolidated subsidiaries. References to JATT Acquisition Corp or “JATT” refers to us prior to the consummation of the Business Combination.

Overview

We are a clinical-stage, multi-asset immunology company dedicated to developing novel dual-pathway antibodies for a range of autoimmune and inflammatory diseases with unmet needs. Leveraging the extensive experience of our team, we identify relevant diseases and develop our differentiated assets in those diseases. Our strategic focus is to harness dual-pathway biology to provide broader and deeper clinical benefits to patients with autoimmune and inflammatory diseases.

We are currently developing one clinical-stage product candidate in ongoing Phase 2 trials while actively evaluating development opportunities for our pipeline of clinical-stage assets, focusing on indications with unmet needs and commercial potential.

We are currently developing tibulizumab (ZB-106), an immunoglobulin G (IgG)-single-chain variable fragment (scFv) bispecific dual-antagonist antibody engineered by the fusion of TALTZ® (ixekizumab) and tabalumab to neutralize interleukin-17A (IL-17A) and B-cell activating factor (BAFF). These cytokines play pivotal roles in various inflammatory and autoimmune disorders. By targeting IL-17A and BAFF, tibulizumab demonstrates potential in mitigating chronic inflammation while preserving the integrity of the immune system. Three Phase 1/1b clinical studies have been completed for tibulizumab, including studies involving participants with rheumatoid arthritis and Sjögren’s syndrome.

In December 2024, we initiated TibuSURE, a global Phase 2 study evaluating tibulizumab in adults with systemic sclerosis (SSc). TibuSURE is a randomized, double-blind, placebo-controlled study designed to assess the safety, tolerability, and efficacy of tibulizumab in approximately 80 participants with early diffuse cutaneous systemic sclerosis (dcSSc). The study includes a 24-week efficacy period followed by a 28-week open-label extension (OLE). The primary endpoint is the modified Rodnan Skin Score (mRSS). Key efficacy endpoints include lung disease, assessed by quantitative high-resolution computed tomography (qHRCT) and forced vital capacity (FVC); physical function, measured by the Health Assessment Questionnaire-Disability Index (HAQ-DI); and the revised Combined Response Index in Systemic Sclerosis (rCRISS). Topline data are expected to be available in the fourth quarter of 2026.

In September 2024, we engaged a third-party Contract Research Organization (“CRO”) to oversee and conduct the Phase 2 clinical program evaluating tibulizumab in hidradenitis suppurativa (HS). This study is expected to initiate in the second quarter of 2025.

Crebankitug (ZB-168) is a fully human, high affinity monoclonal antibody that binds and neutralizes the interleukin-7 receptor (IL-7R) alpha chain. IL-7Rα sits at the nexus of two key immune pathways, IL-7 and thymic stromal lymphopoietin (TSLP), thus IL-7Rα has the potential to block activation through either of these pathways. As a result, we believe crebankitug could be therapeutically relevant in a broad set of indications where the IL-7 or TSLP pathways may be involved. Three Phase 1/1b clinical studies have been conducted to date. We are actively assessing the competitive landscape and evaluating potential therapeutic indications for crebankitug.

Torudokimab (ZB-880) is a fully human, high affinity monoclonal antibody that neutralizes interleukin-33 (IL-33), preventing ST2-dependent and ST2-independent (e.g., RAGE) inflammation. The IL-33/ST2 axis stands as a validated therapeutic target for conditions such as chronic obstructive pulmonary disease (“COPD”) and asthma. Three Phase 1/2 clinical studies have been conducted to date. We are continuing to monitor external Phase 2 and Phase 3 IL-33/ST2 data releases from other companies related to asthma and COPD and are actively assessing the competitive landscape and evaluating potential therapeutic indications to guide our future development efforts for torudokimab.

We were incorporated as a Cayman Islands exempted company on March 10, 2021. Our wholly owned subsidiary, Zura Bio Limited (“Zura Bio UK”) was formed in the United Kingdom (“U.K.”), on January 18, 2022. Prior to March 20, 2023, our operations were conducted through Zura Bio UK.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting manufacturing, and research and development activities. Our lead product candidates are in the clinical testing stage; however, prior to the initiation of TibuSURE in December 2024, we have not conducted any clinical tests ourselves, nor have any been conducted during the period since our inception. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of our convertible preferred shares of Zura Bio UK through March 31, 2023; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million in December 2022; (iii) proceeds from the Business Combination of $56.7 million in March 2023 (iv) the April 2023 Private Placement, raising an aggregate of $80.0 million of gross proceeds from the sale of Class A Ordinary Shares and 2023 Pre-Funded Warrants (as defined below) during the year ended December 31, 2023; (v) the April 2024 Private Placement, raising an aggregate of $112.5 million of gross proceeds from the sale of Class A Ordinary Shares and 2024 Pre-Funded Warrants (as defined below) in April 2024; (vi) the sale of 1,500,000 Class A Ordinary Shares at a price of $3.80 per share under the ATM (as defined below) for net proceeds of $5.5 million, after placement agent commissions, in September 2024; and (vii) the sale of 3,000,000 Class A Ordinary Shares at a price of $1.75 per share under the ATM for net proceeds of $5.1 million, after placement agent commissions, in the first quarter of 2025.

Since our inception, we have incurred significant operating losses. Our net loss for the years ended December 31, 2024 and 2023 were $52.4 million and $60.4 million, respectively. As of December 31, 2024, we had an accumulated deficit of $155.9 million. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Business Combination

JATT Acquisition Corp (“JATT”) was a Cayman Islands exempted company initially incorporated under the laws of the Cayman Islands on March 10, 2021. On July 13, 2021, JATT completed its IPO. On March 20, 2023 (the “Closing Date”), we consummated the previously-announced transactions contemplated by that certain Business Combination Agreement, dated June 16, 2022, as amended on September 20, 2022, November 14, 2022 and January 13, 2023 by and among Zura Bio Limited, a limited company incorporated under the laws of England and Wales (“Zura Bio UK”), JATT, JATT Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub”), JATT Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub 2”) and Zura Bio Holdings Ltd, a Cayman Islands exempted company (“Holdco”), following the approval at an extraordinary general meeting of JATT’s shareholders held on March 16, 2023.

Pursuant to the Business Combination Agreement, (a) before the closing of the Business Combination, Holdco was established as our new holding company and became a party to the Business Combination Agreement; and (b) on the closing date, in sequential order: (i) Merger Sub merged with and into Holdco, with Holdco continuing as the surviving company and a wholly owned subsidiary of JATT (the “Merger”); (ii) immediately following the Merger, Holdco merged with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving company and a wholly owned subsidiary of JATT (the “Subsequent Merger”); and (iii) JATT, as the registrant changed its name to “Zura Bio Limited”.

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, at the Closing, (i) each JATT unit was (to the extent not previously separated) automatically separated and the holder thereof was deemed to hold one JATT Class A Ordinary Share and one-half of a JATT warrant; (ii) in consideration for the Merger, JATT issued to holders of Holdco’s issued and outstanding shares immediately prior to the Effective Time (as defined in the Business Combination Agreement) an aggregate of 14,558,067 JATT Class A Ordinary Shares (including 499,993 JATT Class A Ordinary Shares underlying restricted share units granted to Amit Munshi, our Non-Executive Chairman) plus 1,941,933 options to acquire JATT Class A Ordinary Shares for which outstanding options to acquire Holdco Class A Ordinary Shares were exchanged on Closing; and (iii) pursuant to the terms and conditions of JATT’s amended and restated memorandum and articles of association, all then-outstanding Class B Ordinary Shares, par value $0.0001 per share, were automatically converted into JATT Class A Ordinary Shares on a one-for-one basis.

On the Closing Date, Ewon Comfortech Co., Ltd. (“Ewon”), an institutional accredited investor which is an indirect investor in us through its equity interest in Hana Immunotherapeutics LLC (“Hana”), purchased from JATT 2,000,000 JATT Class A Ordinary Shares and Eugene Investment & Securities Co., Ltd (“Eugene”), an unaffiliated institutional credited investor, purchased from JATT 9,950 JATT Class A Ordinary Shares (Ewon, together with Eugene, the “PIPE Investors”), for an aggregate of 2,009,950 JATT Class A Ordinary Shares (the “PIPE Shares”) at a price of $10.00 per share, for an aggregate purchase price of $20,099,500 (the “PIPE Financing”), pursuant to the subscription agreement entered into by JATT and the Ewon as of June 16, 2022, as amended on November 25, 2022 (the “Ewon PIPE Subscription Agreement”) and the subscription agreement entered into by JATT and Eugene as of March 13, 2023 (the “Eugene PIPE Subscription Agreement” and, together with the Ewon PIPE Subscription Agreement, the “PIPE Subscription Agreements”).

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

Shelf Registration and ATM Program

We have filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which was declared effective September 17, 2024. Pursuant to the Shelf Registration Statement, we may offer and sell ordinary shares, preference shares, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the filing of the Shelf Registration Statement, we also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”), relating to the sale of our Class A Ordinary Shares having an aggregate gross sales price of up to $125.0 million, from time to time through Leerink Partners, acting as sales agent (the “ATM”). We incurred $0.6 million of offering expenses in connection with establishing the ATM that reduced additional paid-in capital as of December 31, 2024. During the third quarter of 2024, we sold 1,500,000 Class A Ordinary Shares at a price of $3.80 per share under the ATM, for net proceeds of $5.5 million, after placement agent commissions. In the first quarter of 2025, we sold 3,000,000 Class A Ordinary Shares at a price of $1.75 per share under the ATM, for net proceeds of $5.1 million, after placement agent commissions. As of the date of this filing, we have $114.0 million of Class A Ordinary Shares remaining available for sale under the Sales Agreement.

Warrant Exchange

On July 12, 2024, we commenced an exchange offer (the “Exchange Offer”) and consent solicitation (the “Consent Solicitation”) relating to our outstanding warrants that we assumed in connection with the business combination, including (i) public warrants to purchase 5,910,000 Class A Ordinary Shares (the “Public Warrants”) that were held by JATT, and (ii) private placement warrants to purchase 6,899,996 Class A Ordinary Shares (the “Private Placement Warrants”) that were held by JATT shareholders (together with the Public Warrants, the “IPO warrants”). We offered to all holders of the IPO warrants the opportunity to receive 0.30 Class A ordinary shares in exchange for each outstanding IPO warrant tendered by the holder and exchanged pursuant to the Exchange Offer. Concurrently with the Exchange Offer, we also solicited consents from holders of the IPO warrants to amend that certain warrant agreement, dated as of July 16, 2021, by and between us and Continental Stock Transfer & Trust Company (“CST”), as warrant agent (the “Warrant Agreement”) to permit the us to require that each IPO warrant outstanding upon the closing of the Exchange Offer be exchanged for 0.27 Class A ordinary shares, which is a ratio 10% less than the exchange ratio applicable to the Exchange Offer. Pursuant to the terms of the Warrant Agreement, all except certain specified modifications or amendments require the vote or written consent of holders of at least a majority of the outstanding public warrants and a majority of the outstanding private placement warrants.

On August 12, 2024, we completed the Exchange Offer and Consent Solicitation and issued 3,235,184 Class A ordinary shares in exchange for 10,784,008 IPO warrants and entered into an amendment to the Warrant Agreement (the “Warrant Amendment”). Pursuant to the Warrant Amendment, we had the right to mandatorily exchange our remaining outstanding IPO warrants for Class A ordinary shares at an exchange ratio of 0.27 Class A ordinary shares for each IPO warrant. On August 27, 2024, we issued 547,006 Class A Ordinary Shares in exchange for the remaining 196,568 outstanding Public Warrants and 1,829,420 outstanding Private Placement Warrants. As a result, there were no outstanding IPO warrants as of December 31, 2024.

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

April 2023 Private Placement

On April 26, 2023, we entered into its second PIPE subscription agreement (the “April 2023 Private Placement”) with certain accredited investors (the “Subscribers”), whereby we issued 15,041,530 Class A Ordinary Shares, par value $0.0001 per share and pre-funded warrants (the “2023 Pre-Funded Warrants” and, together with the 2024 Pre-Funded Warrants, the “Pre-Funded Warrants”) to purchase up to 3,782,000 Class A Ordinary Shares. Each Class A Ordinary Share was sold at a price of $4.25 per Class A Ordinary Share and each 2023 Pre-Funded Warrant was sold at a price of $4.249 per 2023 Pre-Funded Warrant for an aggregate purchase price of $80.0 million. We received net proceeds of approximately $75.8 million from the April 2023 Private Placement.

Concurrently with the April 2023 Private Placement, we agreed to, within six months of April 24, 2023, exercise its call option on 50% of the Z33 Series Seed Preferred Shares previously issued to Stone Peach. We agreed to settle its call option by issuing 2,000,000 Class A Ordinary Shares. The amended settlement terms represented an extinguishment and reissuance of the Z33 Series Seed Preferred Shares. The $10.9 million difference between the estimated fair value of the new instrument issued and the carrying value of the Z33 Series Seed Preferred Shares was recorded as a deemed dividend to the redeemable noncontrolling interest. We and Stone Peach subsequently renegotiated the settlement terms as discussed in the “—2022 Lilly License” section below.

2023 Lilly License

On April 26, 2023, our consolidated subsidiary ZB17 LLC (“ZB17”) entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License (as defined below), the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“tibulizumab”) in exchange for an upfront payment consisting of $5.8 million as well as 1,000,000 Class A Ordinary Shares issued at a fair value of $7.84 per Class A Ordinary Share. During 2024, ZB17 made an additional payment of $5.0 million to Lilly, in connection with the receipt of certain know-how, data, information and materials that Lilly is required to provide under the license agreement.

The acquisition was accounted for as an asset acquisition, as substantially all of the fair value of the assets acquired is concentrated in a group of similar identifiable IPR&D assets. On the acquisition date, the compound licensed had not yet received regulatory approval and the in-process research and development did not have an alternative use. Accordingly, we recorded the entire cost of the 2023 Lilly License as a component of research and development in the consolidated statement of operations during the year ended December 31, 2023.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, ZB17 granted Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with tibulizumab and expires one year from the date of first indication approval for tibulizumab by the United States Food and Drug Administration (“FDA”) or the European Medicines Agency (“EMA”). We recognized the Stone Peach Call Right at a grant-date fair value of $1.5 million as a component of research and development in the consolidated statement of operations during the year ended December 31, 2023. The Stone Peach Call Right represents noncontrolling interest in our consolidated subsidiary, ZB17. As of December 31, 2024 and 2023, the noncontrolling interest balance was $1.5 million in the consolidated balance sheets.

As additional consideration, beginning on May 1, 2023, Stone Peach receives an annual payment of $0.6 million initially, and increasing by 10% annually, so long as we maintain our license for tibulizumab, to be paid on May 1st of each year. For the years ended December 31, 2024 and 2023, we recorded $0.7 million and $0.6 million, respectively, in research and development in the consolidated statement of operations for the annual payments.

We recorded a one-time payment of $4.5 million for additional consideration due to Stone Peach upon approval from the FDA for our Investigational New Drug (“IND”) and commencement of our clinical trial for tibulizumab in research and development in the consolidated statement of operations for the years ended December 31, 2024 and in accounts payable and accrued expenses as of December 31, 2024.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, we agreed to make a one-time milestone payment of $5.0 million to BAFFX17, Ltd (“BAFFX17”) upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by us of at least $100.0 million (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) our fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis), as measured on April 24th of each year. As our fully diluted shares outstanding exceeded 52,500,000 shares prior to December 31, 2023, the $5.0 million fee was recorded in research and development in the consolidated statement of operations for the year ended December 31, 2023, and is included in accounts payable and accrued expenses in the consolidated balance sheets as of December 31, 2024 and 2023.

In addition to the consideration paid and/or earned in 2024 and 2023, we are also obligated to make payments (a) to Lilly for four (4) development milestone payments up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from tibulizumab; (b) to Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of tibulizumab in a country) for an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years; (c) to BAFFX17 for a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License or the 2023 Lilly License; (d) to Stone Peach for a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction; and (e) to Stone Peach for a royalty of 2% of the aggregate net sales of any products developed from the Compound (collectively, the “2023 Lilly Contingent Payments”). As of December 31, 2024, none of the 2023 Lilly Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due.

2022 Lilly License

On December 8, 2022, our consolidated subsidiary, Z33 Bio Inc. (“Z33”), entered into a license agreement (the “2022 Lilly License”) with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly), royalty-bearing global license to develop, manufacture, and commercialize certain intellectual property owned by Lilly relating to its IL-33 compound.

As consideration, we paid Lilly an upfront fee of $7.0 million during 2022 and issued Lilly 550,000 Class A Ordinary Shares at an aggregate fair value of $4.5 million upon the Closing Date of the Business Combination during the year ended December 31, 2023.

As a finder’s fee in connection with arranging the acquisition, Z33 issued to Stone Peach Properties, LLC (“Stone Peach”) 4,900,222 shares of Z33 Series Seed Preferred Shares, which was included in the measurement of the cost of the acquired asset. We have the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement (the “Call Option”). Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to us for a price per share of $2.040724 (the “Put Option”). In April 2023, we agreed to exercise our Call Option and we amended the settlement terms to settle the Call Option by issuing 2,000,000 Class A Ordinary Shares (the “Amended Terms”). In November 2023, the Amended Terms were voided and our rights and obligations under the Call Option reverted to those in the original agreement (the “Second Amended Terms”). In connection with the Second Amended Terms, we also provided Stone Peach with the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024 and April 24, 2028 under the new agreement. Each of the Amended Terms and the Second Amended Terms were considered an extinguishment and reissuance of the Z33 Series Seed Preferred Shares, and the Z33 Series Seed Preferred Shares are remeasured to the greater of the redemption value or the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33, at each subsequent reporting period. The Z33 Series Seed Preferred Shares represent redeemable noncontrolling interest in our consolidated subsidiary, Z33.

In addition to the consideration paid in 2022 and shares issued in 2023, we are also obligated to make payments to Lilly for (a) $3.0 million upon the completion of a financing by Z33 with gross proceeds exceeding $100.0 million; (b) 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound; and (c) an annual earned royalty at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on Net Sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year (collectively, “the “2022 Lilly Contingent Payments”). As of December 31, 2024, none of the 2022 Lilly Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due.

Pfizer Agreement

On March 22, 2022, we entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer. Under the Pfizer Agreement, we acquired a license for a compound initially developed by Pfizer, in exchange for $5.0 million in cash and 2,702,083 shares (as adjusted by the exchange ratio established in the Business Combination Agreement) of our Series A-1 convertible preferred shares, representing a 20% interest in us. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, the Pfizer Agreement is accounted for as an asset acquisition, as substantially all of the $7.5 million value transferred to us was allocated to in-process research and development. On the acquisition date, the compound licensed had not yet received regulatory approval and the in-process research and development did not have an alternative use.

In addition to the consideration transferred during 2022, we are obligated to make payments to Pfizer for (a) twelve (12) development and regulatory milestone payments aggregating up to $70.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”); and (b) an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of nets sales of Products (collectively, the “Pfizer Contingent Payments”). Royalties are payable on a country-by-country basis for a certain period of years or upon the later expiration of regulatory exclusivity of our Products in a country.

We recorded the first $1.0 million development milestone, included in the Pfizer Contingent Payments, as a component of research and development in the consolidated statement of operations during the year ended December 31, 2023. This amount was fully paid to Pfizer during the year ended December 31, 2024. As of December 31, 2024, no additional Pfizer Contingent Payments are due and accordingly no additional Pfizer Contingent Payments will be recorded in our financial statements until they are due.

The Pfizer Agreement also had an anti-dilution provision to allow Pfizer to maintain an 18% interest in us. Immediately prior to the Closing Date of the Business Combination, additional share options and restricted share units were issued to certain employees, executives, and directors that would result in the dilution of Pfizer’s ownership in us. In accordance with the anti-dilution provision of the Pfizer Agreement, Pfizer was issued additional Series A-1 convertible preferred shares upon the closing of the Business Combination that were immediately converted to 267,939 Class A Ordinary Shares. Following the Business Combination, the anti-dilution provision is no longer in effect.

Impact of Global Economic Trends

Macroeconomic conditions, including uncertainties associated with the changes to and by the U.S. federal government administration, the Israel-Hamas war, the ongoing conflict between Ukraine and Russia, international tariffs, economic slowdowns, public health crises, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets or other evolving macroeconomic developments, continue to have direct and indirect impacts on our business and could in the future materially impact our results of operations and financial condition. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational performance and financial condition, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Components of Operating Results

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist of all direct and indirect operating expenses supporting the processes and manufacturing in development, including consulting fees for clinical and manufacturing advisory services, CRO costs, costs related to manufacturing material for preclinical studies, payroll and benefits, which includes share-based compensation for research and development employees, licensing fees, and data and study acquisition costs. Expenses are recognized as the related goods are delivered or the services are performed.

R&D expenses include the cost of in-process research and development (“IPR&D”) assets purchased in an asset acquisition transaction. IPR&D assets are expensed provided that the acquired asset did not also include processes or activities that would constitute a “business” as defined under United States Generally Accepted Accounting Principles (“U.S. GAAP”), the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Acquired IPR&D payments, including upfront payments, transaction fees and subsequent pre-commercial milestone payments, are immediately expensed in the period in which they are incurred. Research and development costs incurred after the acquisition are expensed as incurred. R&D expenses also include the remeasurement of the research and development license consideration liability. The research and development license consideration liability represented an obligation to issue either preferred shares of our subsidiary or Class A Ordinary Shares to Lilly as consideration for the 2022 Lilly License, which was ultimately settled through the issuance of Class A Ordinary Shares upon the closing of the Business Combination.

Research and development expenses could include:

●	employee-related expenses, including salaries, bonuses, benefits, share-based compensation and other related costs for those employees involved in research and development efforts;
●	external research and development expenses incurred under agreements with CROs, investigative sites and consultants to conduct our studies;
●	costs related to manufacturing material for preclinical studies and clinical trials, including fees paid to contract manufacturing organizations;
●	milestone payments under our licensing agreements;
●	laboratory supplies and research materials;
●	costs related to compliance with regulatory requirements; and
●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and equipment.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarize our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended
	December 31,		$	%
	2024	2023	Change	Change
Operating expenses:
Research and development	$24,401	$43,999	$(19,598)	(45)%
General and administrative	30,788	18,639	12,149	65%
Total operating expenses	55,189	62,638	(7,449)	(12)%
Loss from operations	(55,189)	(62,638)	7,449	(12)%
Other (income)/expense, net:
Interest income	(7,998)	(2,186)	(5,812)	266%
Change in fair value of private placement warrants	5,240	(724)	5,964	* %
Change in fair value of note payable	—	2,244	(2,244)	(100)%
Dividend income	—	(1,392)	1,392	(100)%
Other income, net	(28)	(17)	(11)	65%
Total other income, net	(2,786)	(2,075)	(711)	34%
Loss before income taxes	(52,403)	(60,563)	8,160	(13)%
Income tax benefit	—	—	—	—%
Net loss before redeemable noncontrolling interest	(52,403)	(60,563)	8,160	(13)%
Net loss attributable to redeemable noncontrolling interest	—	203	(203)	(100)%
Net loss	(52,403)	(60,360)	7,957	(13)%
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	7,017	—	7,017	100%
Accretion of redeemable noncontrolling interest to redemption value	—	(7,220)	7,220	(100)%
Deemed contribution from redeemable noncontrolling interest	—	9,212	(9,212)	100%
Deemed dividend to redeemable noncontrolling interest	—	(10,875)	10,875	(100)%
Net loss attributable to Class A Ordinary Shareholders of Zura	$(45,386)	$(69,243)	$23,857	(34)%

*Percentage change not meaningful

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $19.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was primarily due to $27.2 million related to the acquisition of an IPR&D license from Lilly during the year ended December 31, 2023, and decreases of $1.9 million related to the change in fair value of the research and development license consideration liability and $0.8 million related to share-based compensation, primarily due to award forfeitures, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This decrease was partially offset by a $4.5 million milestone payment related to the 2023 Lilly License incurred during the year ended December 31, 2024, and increases of $2.9 million in expenses related to personnel compensation for research and development functions excluding share-based compensation and $2.0 million of costs incurred for consulting services for our product candidates for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

General and Administrative Expenses

General and administrative expenses increased by $12.1 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily due to a $5.9 million non-cash share-based compensation expense charge for the modification of awards for the former CEO, an increase of $2.9 million in professional fees for legal and accounting costs, including $1.6 million related to the Warrant Exchange and $1.3 million related to our ongoing operations as a public company and an increase of $2.4 million in expenses related to compensation for personnel in executive and administrative functions including share-based compensation.

Other Expense (Income)

Interest income

Interest income increased by $5.8 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This is primarily due to an increase in our cash and cash equivalents balance during year ended December 31, 2024 as compared to the year ended December 31, 2023.

Change in fair value of private placement warrants

Revaluation loss on the liability-classified Private Placement Warrants assumed in the Business Combination was $5.2 million during the year ended December 31, 2024 compared to a revaluation gain of $0.7 million for the year ended December 31, 2023. During the year ended December 31, 2024, the Private Placement Warrants were recorded at their settlement value upon completion of the Warrant Exchange, which was the fair value of the Class A Ordinary Shares exchanged for the Private Placement Warrants.

Change in fair value of note payable

Revaluation loss on the note payable was $2.2 million for the year ended December 31, 2023, as the note was remeasured to its settlement value and settled at the closing of the Business Combination.

Dividend income

Dividend income decreased by $1.4 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. We held no dividend-generating cash equivalents during the year ended December 31, 2024.

Other income, net

Other income, net remained relatively consistent for the year ended December 31, 2024 and compared to the year ended December 31, 2023.

Net loss attributable to redeemable noncontrolling interest

Net loss attributable to redeemable noncontrolling interest was $0.2 million for the year ended December 31, 2023, representing the noncontrolling shareholder’s interest in the net loss of our consolidated subsidiary, Z33. Z33 had an immaterial amount of net loss for the year ended December 31, 2024.

Adjustment of Redeemable Noncontrolling Interest from Redemption Value to Carrying Value

After the modification of the terms of the Z33 Series Seed Preferred Shares issued to Stone Peach (see “—2022 Lilly License” above), the Z33 Series Seed Preferred Shares are recorded at the greater of the redemption value or the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33. For the year ended December 31, 2024, the adjustment of redeemable noncontrolling interest from redemption value to carrying value of $7.0 million resulted from a decrease in the redemption value of the Z33 Series Seed Preferred Shares below its initial fair value, less the noncontrolling shareholder’s interest in net loss of Z33, as of March 31, 2024. As of December 31, 2024, the redemption value was again below the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33, resulting in no additional adjustment of redeemable noncontrolling interest and no an accretion of the redeemable noncontrolling interest when remeasuring the Z33 Series Seed Preferred Shares to its redemption value (see below).

Accretion of redeemable noncontrolling interest to redemption value

Accretion of redeemable noncontrolling interest to redemption value was $7.2 million for the year ended December 31, 2023 resulting from the remeasurement of the Z33 Series Seed Preferred Shares to redemption value. After the modification of the terms of the Z33 Series Seed Preferred Shares issued to Stone Peach (see “—2022 Lilly License” above), the Z33 Series Seed Preferred Shares are recorded at the greater of the redemption value or the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33. As of December 31, 2024, the redemption value was below the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33, resulting in no accretion of the redeemable noncontrolling interest when remeasuring the Z33 Series Seed Preferred Shares to its redemption value.

Deemed Contribution from Redeemable Noncontrolling Interest

Deemed contribution from the redeemable noncontrolling interest was $9.2 million for the year ended December 31, 2023, due to the modification of the terms of the Z33 Series Seed Preferred Shares issued to Stone Peach in November 2023 (see “—2022 Lilly License” above). There were no deemed contributions from the redeemable noncontrolling interest during the year ended December 31, 2024

Deemed Dividend to Redeemable Noncontrolling Interest

Deemed dividend to the redeemable noncontrolling interest was $10.9 million for the year ended December 31, 2023, due to the modification of the terms of the Z33 Series Seed Preferred Shares issued to Stone Peach in April 2023 (see “—2022 Lilly License” above). There were no deemed dividends to the redeemable noncontrolling interest during the year ended December 31, 2024.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2024, we had cash and cash equivalents of $176.5 million. We have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of our convertible preferred shares of Zura Bio UK through March 31, 2023; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million in December 2022; (iii) proceeds from the Business Combination of $56.7 million in March 2023; (iv) the April 2023 Private Placement, raising an aggregate of $80.0 million of gross proceeds from the sale of Class A Ordinary Shares and 2023 Pre-Funded Warrants during the year ended December 31, 2023; (v) the April 2024 Private Placement, raising an aggregate of $112.5 million of gross proceeds from the sale of Class A Ordinary Shares and 2024 Pre-Funded Warrants in April 2024; (vi) the sale of 1,500,000 Class A Ordinary Shares at a price of $3.80 per share under the ATM for net proceeds of $5.5 million, after placement agent commissions, in September 2024; and (vii) the sale of 3,000,000 Class A Ordinary Shares at a price of $1.75 per share under the ATM for net proceeds of $5.1 million, after placement agent commissions, in the first quarter of 2025.

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

We will also be responsible to Pfizer and Lilly for significant future contingent payments under the Pfizer Agreement and the Lilly Licenses upon the achievement of certain development, regulatory, and sales milestones, as well as ongoing royalties on net commercial sales. The size and timing of these milestone payments will vary greatly depending upon a number of factors, and it is therefore difficult to estimate the total payments that could become payable to Pfizer and Lilly and when those payments would be due. If we achieve all of the milestones, we would be obligated to pay multimillion dollar development and regulatory milestone payments and sales milestone payments. We will be required to pay certain of these milestone payments prior to the time at which we are able to generate sufficient revenue, if any, from commercial sales of any of our product candidates. We intend to fund these milestone payments using a portion of the proceeds from the Business Combination, the April 2023 Private Placement, the April 2024 Private Placement and sales under the ATM. In addition to milestone payments, we are also required to pay Pfizer and Lilly under the Pfizer Agreement and Lilly Licenses, respectively, ongoing royalties in the mid-single digits to low double-digits (less than 20%) percentage range based upon thresholds of net sales of products.

We intend to devote most of the net proceeds from the Business Combination, the April 2023 Private Placement, the April 2024 Private Placement and sales under the ATM to the preclinical and clinical development of our product candidates, our public company compliance costs and certain milestone payments. Based on our current business plans, we believe that our existing cash, cash equivalents and investments should be sufficient to fund our operating expenses and capital requirements through 2027. Our estimate as to how long we expect our existing cash and cash equivalents to be able to fund our operating expenses and capital requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Cash Flows

	For the Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(28,076)	$(15,054)
Net cash used in investing activities	(5,075)	(8,000)
Net cash provided by financing activities	109,843	121,293
Net increase in cash and cash equivalents	$76,692	$98,239

Cash flows from operating activities

Net cash used in operating activities increased by $13.0 million to $28.1 million for the year ended December 31, 2024 from $15.1 million for the year ended December 31, 2023. The increase is primarily due to an increase in our cash net loss of $10.2 million, comprised of our $8.2 million decrease in net loss before redeemable noncontrolling interest, as adjusted for the decrease in non-cash charges of $18.4 million for the year ended December 31, 2024. The decrease of $18.4 in non-cash charges was due to an expense incurred in connection with the 2023 Lilly License of $27.4 million, a change in fair value of our promissory note of $2.2 million, a share-based payment expense of $2.2 million related to the anti-dilution shares issued to Pfizer, and a change in fair value of our research and development license consideration liability of $1.9 million for the year ended December 31, 2023, partially offset by an increase in share-based compensation expense of $9.3 million, of which $5.9 million related to the modification of our former CEOs awards, and an increase in the change in fair value on the Private Placement Warrants of $6.0 million for the year ended December 31, 2024. Working capital changes increase cash used in operations by $2.8 million of cash for operating activities, resulting from higher prepaid expenses and other current assets and other assets and a decrease in cash used in paying accounts payable and accrued expenses for the year ended December 31, 2024.

Cash flows from investing activities

Cash used in investing activities for the year ended December 31, 2024 was $5.1 million, which was related to the $5.0 million cash consideration paid to acquire the 2023 Lilly License and $0.1 million of equipment purchased during the period.

Cash used in investing activities for the year ended December 31, 2023 was $8.0 million, which was entirely related to the cash consideration paid to acquire the 2023 Lilly License.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2024 was $109.8 million, which consisted of $62.5 million of proceeds from the issuance of Class A Ordinary Shares in connection with the April 2024 Private Placement, $50.0 million of proceeds from the issuance of 2024 Pre-Funded Warrants in connection with the April 2024 Private Placement and net proceeds of

$5.5 million, after commissions, for the sale of Class A Ordinary Shares under our ATM, partially offset by transaction costs incurred in connection with the 2024 Private Placement and establishing the ATM of $7.2 million and $0.6 million, respectively.

Cash provided by financing activities for the year ended December 31, 2023 was $121.3 million, which consisted of $56.7 million of net proceeds from the issuance of shares upon the closing of the Business Combination and $59.7 million of proceeds, net of transaction costs, from the issuance of Class A Ordinary Shares in connection with the April 2023 Private Placement, and $16.1 million of proceeds from the issuance of 2023 Pre-Funded Warrants in connection with the April 2023 Private Placement, partially offset by a $10.0 million repayment of our promissory note and the payment of $1.2 million of deferred transaction costs.

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

Lonza License

In July 2022, we entered into a license agreement (the “Lonza License”) with Lonza Sales AG (“Lonza”) for a worldwide nonexclusive license for Lonza’s gene expression system in exchange for varying considerations depending on a number of factors such as whether we enter further into manufacturing agreements with Lonza or with a third party, and whether we enter into sublicense agreements with third parties (including up to middle six-figure annual payments per sublicense upon commencement of a sublicense, as well as royalties of up to low-single digit percentages of net sales of certain products over a commercially standard double-digit multi-year term). The Lonza License will remain in effect until terminated. We are free to terminate the Lonza License at any time upon 60 days’ notice, with or without cause. Lonza may terminate the Lonza License for cause upon a breach by us or for other commercially standard reasons. During October 2023, we began manufacturing drug substance with another third party. As a result of manufacturing with another third party other than Lonza, under the terms of the Lonza License we had a license fee of $0.4 million due to Lonza in the fourth quarter of 2023 and annually thereafter. The fees of $0.4 million have been recorded as research and development expense in each of the years ended December 31, 2024 and 2023. We paid the 2023 fee as of December 31, 2024 and will pay the 2024 fee in the year ended December 31, 2025.

WuXi Biologics License

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

In July 2023, we entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics. The Cell Line License Agreement provides us with a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’s know-how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). In consideration for the license, we agreed to pay WuXi Biologics a non-refundable license fee of $150,000. Additionally, if we manufacture all of our commercial supplies of bulk drug product with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If we manufacture part of our commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis.

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

Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate research and development costs incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel and service providers to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced. To date, our estimated accruals have not differed materially from actual costs incurred.

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

Share-Based Compensation

We recognized share-based compensation expense for all share-based awards. The fair value of the equity instruments at the date of grant, net of actual forfeitures when they occur, is recognized to share-based compensation expense on a straight-line basis over the requisite service period. When the terms and conditions are modified before they vest, any increase in the fair value of the shares, measured immediately before and after the modification, is also charged to the consolidated statements of operations.

The grant date fair value of our restricted shares, restricted share units and share options with a nominal exercise price is determined based on the share price of our Class A Ordinary Shares. The grant date fair value of our share options is estimated using the Black-Scholes option pricing model. This model utilizes inputs which are highly subjective assumptions and generally require significant judgment. These assumptions include:

Expected volatility—Due to our limited operating history and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the share-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own share price becomes available.

Expected term—The expected term represents the period that the share-based awards are expected to be outstanding. We have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, which is generally between 5 to 10 years.

Risk-Free Interest Rate—The risk-free rate assumption is based on the United States Treasury yield in effect at the time of the grant with maturities consistent with the expected term of our options.

Dividend Yield—We have never paid dividends on our ordinary shares and have no plans to pay dividends on our ordinary shares. Therefore, we used an expected dividend yield of zero.

Redeemable Noncontrolling Interest

Our consolidated subsidiary Z33 issued its Series Seed Preferred Shares to Stone Peach as a finder’s fee for the 2022 Lilly License. As the agreement to issue the Z33 Series Seed Preferred Shares included embedded put and call features, the shares issued to Stone Peach represent redeemable noncontrolling interest that we were required to initially measure at fair value at issuance. The agreement between Z33 and Stone Peach was amended in both April 2023 and November 2023. The amendments were accounted for as extinguishments and reissuances of the Z33 Series Seed Preferred Shares which triggered us to remeasure the fair value of the Z33 Series Seed Preferred Shares at those points in time. Subsequent to the amendments, the Series Seed Preferred Shares are remeasured at the end of each reporting period to the greater of the redemption value or the initial carrying value, decreased for the noncontrolling interest’s share of Z33’s net loss.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Annual Report for a description of recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition and results of operations.

Emerging Growth Company and Smaller Reporting Company Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Upon the Closing Date, we remained an emerging growth company and may elect to extend the transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

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

We would cease to qualify as an emerging growth company on the date that is the earliest of: (i) December 31, 2026, (ii) the last day of the fiscal year in which we have more than $1.235 billion in total annual gross revenues, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our Class A Ordinary Shares that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over the prior three-year period. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting requirements in this Annual Report. Accordingly, the information contained herein may be different than you might obtain from other public companies in which you hold equity interests.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information otherwise required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report of our independent registered public accounting firm, required by this item are set forth beginning on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2024, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No Attestation Report of Registered Public Accounting Firm

This Annual Report does not contain an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

ITEM 9B. OTHER INFORMATION

Our Board has set May 21, 2025 as the date for its 2025 annual general meeting of shareholders (the “Annual Meeting”). In accordance with the requirements set forth in our MAA, any shareholder seeking to raise a proposal or to make a nomination for consideration at the Annual Meeting must comply with the requirements set forth in our MAA and the requirements of Rule 14a-8 of the Exchange Act, including by delivering a notice of their proposal or nomination to the Company’s Secretary at 1489 W. Warm Springs Rd. #110, Henderson, NV 89014, no later than the close of business on April 4, 2025. In addition, shareholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide in their notice any additional information required by Rule 14a-19(b) under the Exchange Act.

During the quarter ended December 31, 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be included in the definitive proxy statement to our 2025 Annual General Meeting of Shareholders and is incorporated herein by reference.

Our Code of Ethics (the “Code”), which applies to all directors, officers and employees, is available on our Investor Relations website, investors.zurabio.com. We intend to satisfy the disclosure requirements regarding any applicable amendment to or waiver from the Code by posting such information on our Investor Relations website rather than by filing a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the definitive proxy statement to our 2025 Annual General Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item will be included in the definitive proxy statement to our 2025 Annual General Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the definitive proxy statement to our 2025 Annual General Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the definitive proxy statement to our 2025 Annual General Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Form 10-K:

(1)Financial Statements: The financial statements as set forth under Item 8 of this Annual Report are incorporated herein.
(2)Financial Statement Schedules:

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included in our consolidated financial statements and related notes.

(3)Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit	Description
2.1

Business Combination Agreement, dated as of June 16, 2022, by and among JATT, Merger Sub, Merger Sub 2, Holdco and Zura Bio Limited (incorporated by reference to Exhibit 2.1 of JATT’s Current Report on Form 8-K (File No. 001-40598), filed with the SEC on June 17, 2022).

2.2

First Amendment dated as of September 20, 2022 to the Business Combination Agreement by and among JATT, Merger Sub, Merger Sub 2 and Holdco and Zura Bio Limited (incorporated by reference to Exhibit 2.2 of JATT’s Form S-4/A (File No. 333-267005), filed with the SEC on October 25, 2022).

2.3

Second Amendment dated as of November 14, 2022 to the Business Combination Agreement by and among JATT, Merger Sub, Merger Sub 2, Holdco and Zura Bio Limited (incorporated by reference to Exhibit 2.2 of JATT’s Current Report on Form 8-K (File No. 001-40598), filed with the SEC on November 15, 2022).

2.4

Third Amendment dated as of January 13, 2023 to the Business Combination Agreement by and among JATT Acquisition Corp, JATT Merger Sub, JATT Merger Sub 2, Zura Holdings, Ltd. and Zura Bio Limited (incorporated by reference to Exhibit 2.1 of JATT’s Current Report on Form 8-K (File No. 001-40598), filed with the SEC on January 19, 2023).

3.1

Second Amended and Restated Memorandum and Articles of Association of Zura Bio Limited (incorporated by reference to Exhibit 3.1 to Zura’s Form 8-K (File No. 001-40598), filed with the SEC on March 24, 2023).

4.1	Specimen Share Certificate of Zura (incorporated by reference to Exhibit 4.5 of JATT’s Form S-4 (File No. 333-267005) filed with the SEC on August 19, 2022).
4.2	Specimen Warrant Certificate of Zura (incorporated by reference to Exhibit 4.6 of JATT’s Form S-4 (File No. 333-267005) filed with the SEC on August 19, 2022).
4.3	Form of Pre-Funded Warrant to Purchase Ordinary Shares (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023).
4.4	Form of Pre-Funded Warrant to Purchase Ordinary Shares (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 21, 2024).
4.5	Form of Pre-Funded Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2024).
4.6*	Description of Registrant’s securities.
10.1+

License Agreement between Zura Bio Limited and Lonza Sales AG, dated July 22, 2022 (incorporated by reference to Exhibit 10.17 of JATT’s Form S-4/A (File No. 333-267005) filed with the SEC on February 17, 2023).

10.2+

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
10.9††+

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

10.12†	Offer Letter, dated March 2, 2023, to Amit Munshi, (incorporated by reference to Exhibit 10.28 of JATT’s Form 10-Q (File No. 001-40598) filed with the SEC on May 12, 2023).
10.13†††+	Service Agreement between Zura Bio Limited and Kiran Nistala (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on December 6, 2023).
10.14†	Employment Agreement between Zura Bio Limited and Robert Lisicki (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on January 8, 2023).
10.15†

Settlement Agreement by and between Zura Bio Limited and Someit Sidhu dated July 24, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on July 25, 2024).

10.16

Amendment to Warrant Agreement, by and between Zura Bio Limited and Continental Stock Transfer & Trust Company, dated August 12, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on August 12, 2024).

10.17

Share Surrender and Warrant Agreement, dated as of August 15, 2024, by and among the Company and certain investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on August 21, 2024).

10.18	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on April 23, 2024).
10.19

Sales Agreement, by and between Zura Bio Limited and Leerink Partners LLC, dated September 3, 2024 (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 filed by the Issuer with the SEC on September 3, 2024).

10.20

Amended and Restated Registration Rights Agreement dated March 20, 2023, by and among the Company, the Sponsor and the parties thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-40598) filed with the SEC on March 24, 2023).

10.21	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.13 of Zura’s Current Report on Form 8-K (File No. 001-40598) filed with the SEC on March 24, 2023).
10.22†	Zura Bio Limited 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K (File No. 001 40598), filed with the SEC on March 24, 2023).
10.23†	Share Option Award Agreement (incorporated by reference to Annex C of the Definitive Proxy Statement on Schedule 14A filed by the Issuer with the SEC on May 19, 2023).
10.24†

Letter Agreement, dated as of December 8, 2022, by and among Zura Bio Limited and Stone Peach Properties LLC (incorporated by reference to Exhibit 10.27 of JATT’s Form S-4/A (File No. 333-267005) filed with the SEC on December 14, 2022).

10.25	Offer Letter Agreement with Kim Davis, dated November 22, 2022 (incorporated by reference to Exhibit 10.39 to the Form S-1/A filed by the Issuer with the SEC on August 11, 2023).
16.1

Letter dated February 23, 2024 from Marcum LLP to the Securities and Exchange Commission regarding change in Certifying Accountant of the Company (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed by the Issuer with the SEC on February 23, 2024).

19.1*	Insider Trading Policy.

21.1	List of Subsidiaries of Zura Bio Limited (incorporated by reference to Exhibit 21.2 of JATT’s Form S-4/A (File No. 333-267005) filed with the SEC on October 25, 2022).
23*	Consent of WithumSmith+Brown, PC, independent registered public accounting firm of Zura.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 28, 2024).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†	Indicates management contract or compensatory plan or arrangement.
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

+Portions of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

*Filed herewith.

**Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zura Bio Limited
Date: March 25, 2025	By:	/s/ Robert Lisicki
Robert Lisicki
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Verender S. Badial and Kim Davis, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments, including post-effective amendments, to this registration statement, and any registration statement relating to the offering covered by this registration statement and filed pursuant to Rule 462(b) under the Securities Act of 1933, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Lisicki	Chief Executive Officer and Director	March 25, 2025
Robert Lisicki	(Principal Executive Officer)

/s/ Verender Badial	Chief Financial Officer	March 25, 2025
Verender Badial	(Principal Financial and Accounting Officer)

/s/ Amit Munshi	Director, Chairman of the Board	March 25, 2025
Amit Munshi

/s/ Someit Sidhu	Director	March 25, 2025
Someit Sidhu

/s/ Arnout Ploos van Amstel	Director	March 25, 2025
Arnout Ploos van Amstel

/s/ Steve Schoch	Director	March 25, 2025
Steve Schoch

/s/ Jennifer Jarrett	Director	March 25, 2025
Jennifer Jarrett

/s/ Neil Graham	Director	March 25, 2025
Neil Graham

/s/ Parvinder Thiara	Director	March 25, 2025
Parvinder Thiara

/s/ Sandeep Kulkarni	Director	March 25, 2025
Sandeep Kulkarni

ZURA BIO LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Zura Bio Limited:

Opinion on the Consolidated financial statements

We have audited the accompanying consolidated balance sheets of Zura Bio Limited (the “Company”) as of December 31, 2024 and 2023, and the related consolidated financial statements of operations, changes in redeemable noncontrolling interest, convertible preferred shares, and shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2022.

/s/ WithumSmith+Brown, PC

East Brunswick, New Jersey

March 24, 2025

PCAOB ID Number 100

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Zura Bio Limited

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$176,498	$99,806
Prepaid expenses and other current assets	2,246	1,037
Total current assets	178,744	100,843
Property and equipment, net	91	—
Other assets	698	—
Total assets	$179,533	$100,843

Liabilities, Redeemable Noncontrolling Interest and Shareholders' Equity
Current liabilities
Accounts payable and accrued expenses	$19,514	$20,302
Total current liabilities	19,514	20,302
Private placement warrants	—	990
Total liabilities	19,514	21,292

Commitments and contingencies (Note 11)

Redeemable noncontrolling interest	11,663	18,680

Shareholders’ Equity
Preferred shares, $0.0001 par value, 1,000,000 authorized as of December 31, 2024 and 2023; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Class A Ordinary Shares, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2024 and 2023; 65,297,530 and 43,593,678 shares issued and outstanding as of December 31, 2024 and 2023, respectively	7	4
Additional paid-in capital	302,705	162,820
Accumulated deficit	(155,897)	(103,494)
Total Zura Bio Limited shareholders' equity	146,815	59,330
Noncontrolling interest	1,541	1,541
Total shareholders’ equity	148,356	60,871
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$179,533	$100,843

See accompanying notes to consolidated financial statements.

Zura Bio Limited

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023
Operating expenses:
Research and development	$24,401	$43,999
General and administrative	30,788	18,639
Total operating expenses	55,189	62,638
Loss from operations	(55,189)	(62,638)
Other (income)/expense, net
Interest income	(7,998)	(2,186)
Change in fair value of private placement warrants	5,240	(724)
Change in fair value of note payable	—	2,244
Dividend income	—	(1,392)
Other income, net	(28)	(17)
Total other income, net	(2,786)	(2,075)
Loss before income taxes	(52,403)	(60,563)
Income tax benefit	—	—
Net loss before redeemable noncontrolling interest	(52,403)	(60,563)
Net loss attributable to redeemable noncontrolling interest	—	203
Net loss	(52,403)	(60,360)
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	7,017	—
Accretion of redeemable noncontrolling interest to redemption value	—	(7,220)
Deemed contribution from redeemable noncontrolling interest	—	9,212
Deemed dividend to redeemable noncontrolling interest	—	(10,875)
Net loss attributable to Class A Ordinary Shareholders of Zura	$(45,386)	$(69,243)
Net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	$(0.60)	$(2.09)
Weighted-average Class A Ordinary Shares used in computing net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	75,070,761	33,064,036

See accompanying notes to consolidated financial statements.

Zura Bio Limited

Consolidated Statements of Changes in Redeemable Noncontrolling Interest, Convertible Preferred Shares, and Shareholders’ Equity (Deficit)

(In thousands, except share data)

	Redeemable	Convertible Preferred		Class A		Additional			Total
	Noncontrolling	Shares(1)		Ordinary Shares(1)		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)
Balance as of December 31, 2022	$10,000	13,510,415	$12,500	279,720	$—	$—	$(32,056)	$—	$(32,056)
Issuance of Series A-1 convertible preferred shares as license compensation	—	267,939	2,186	—	—	—	—	—	—
Conversion of Series A-1 convertible preferred shares to Class A Ordinary Shares in connection with Business Combination	—	(13,778,354)	(14,686)	13,778,354	2	14,684	—	—	14,686
Issuance of Class A Ordinary Shares in connection with Business Combination, including PIPE Investment, Forward Purchase Investment, and Backstop Shares, net of $4.0 million of transaction costs	—	—	—	12,444,081	1	48,350	—	—	48,351
Issuance of Class A Ordinary Shares to settle research and development license consideration liability	—	—	—	550,000	—	4,488	—	—	4,488
Reclassification of public warrant liability to equity	—	—	—	—	—	2,001	—	—	2,001
Issuance of Class A Ordinary Shares in connection with April 2023 Private Placement, net of $9.8 million of transaction costs	—	—	—	15,041,530	1	54,133	—	—	54,134
Issuance of Pre-Funded Warrants in connection with April 2023 Private Placement	—	—	—	—	—	16,070	—	—	16,070
Issuance of Class A Ordinary Shares to Lilly in connection with 2023 Lilly License	—	—	—	1,000,000	—	7,840	—	—	7,840
Issuance of restricted share awards	—	—	—	499,993	—	—	—	—	—
Share-based compensation	—	—	—	—	—	13,059	—	—	13,059
Net loss	(203)	—	—	—	—	—	(60,360)	—	(60,360)
Accretion of redeemable noncontrolling interest to redemption value	7,220	—	—	—	—	(7,017)	(203)	—	(7,220)
Stone Peach Call Right issued to noncontrolling interest	—	—	—	—	—	—	—	1,541	1,541
Deemed contribution from redeemable noncontrolling interest	(9,212)	—	—	—	—	9,212	—	—	9,212
Deemed dividend to redeemable noncontrolling interest	10,875	—	—	—	—	—	(10,875)	—	(10,875)
Balance as of December 31, 2023	$18,680	—	$—	43,593,678	$4	$162,820	$(103,494)	$1,541	$60,871
Issuance of Class A Ordinary Shares in connection with April 2024 Private Placement, net of $7.2 million of transaction costs	—	—	—	20,090,128	2	55,221	—	—	55,223
Issuance of Pre-Funded Warrants in connection with April 2024 Private Placement	—	—	—	—	—	50,030	—	—	50,030
Issuance of Pre-Funded Warrants in exchange for Class A Ordinary Shares	—	—	—	(4,000,000)	—	—	—	—	—
Issuance of Class A Ordinary Shares in exchange for Private Placement Warrants	—	—	—	1,718,108	—	6,230	—	—	6,230
Issuance of Class A Ordinary Shares in exchange for Public Warrants	—	—	—	2,064,082	—	—	—	—	—
Issuance of Class A Ordinary Shares in connection with a sale under the ATM, net of $0.2 million of commissions	—	—	—	1,500,000	1	5,533	—	—	5,534
ATM transaction costs	—	—	—	—	—	(626)	—	—	(626)
Issuance of Class A Ordinary Shares for restricted stock units, net of shares withheld for taxes	—	—	—	331,534	—	(318)	—	—	(318)
Share-based compensation	—	—	—	—	—	16,798	—	—	16,798
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	(7,017)	—	—	—	—	7,017	—	—	7,017
Net loss	—	—	—	—	—	—	(52,403)	—	(52,403)
Balance as of December 31, 2024	$11,663	—	$—	65,297,530	$7	$302,705	$(155,897)	$1,541	$148,356

(1) The Company’s convertible preferred shares and Class A Ordinary Shares prior to the closing of the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 108.083 established in the Business Combination Agreement as described in Note 3.

See accompanying notes to consolidated financial statements.

Zura Bio Limited

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss before redeemable noncontrolling interest	$(52,403)	$(60,563)
Adjustments to reconcile net loss before redeemable noncontrolling interest to net cash used in operating activities
Research and development acquired license	—	27,381
Anti-dilution share issuance compensation	—	2,186
Share-based compensation expense	16,798	7,469
Change in fair value of note payable	—	2,244
Change in fair value of research and development license consideration liability	—	1,854
Change in fair value of private placement warrants	5,240	(724)
Depreciation and amortization	9	—
Foreign exchange transaction gain	(27)	(17)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,209)	(828)
Other assets	(698)	—
Accounts payable and accrued expenses	4,214	5,944
Net cash used in operating activities	(28,076)	(15,054)
Cash flows from investing activities
Purchase of fixed assets	(75)	—
Purchase of research and development license	(5,000)	(8,000)
Net cash used in investing activities	(5,075)	(8,000)
Cash flows from financing activities
Proceeds from issuance of Ordinary Shares in connection with April 2024 Private Placement, net of $7.2 million of transaction costs	55,223	—
Proceeds from issuance of Pre-Funded Warrants in connection with April 2024 Private Placement	50,030	—
Proceeds from issuance of Class A Ordinary Shares in connection with a sale under the ATM, net of $0.2 million of commissions	5,534	—
ATM transaction costs	(626)	—
Restricted stock units withheld to pay employee withholding taxes	(318)	—
Proceeds from issuance of Class A Ordinary Shares in connection with April 2023, Private Placement, net of $4.2 million of transaction costs	—	59,724
Proceeds from issuance of Class A Ordinary Shares upon Closing of Business Combination	—	56,683
Proceeds from issuance of Pre-Funded Warrants in connection with April 2023 Private Placement	—	16,070
Settlement of note payable	—	(10,000)
Payment of deferred transaction costs	—	(1,184)
Net cash provided by financing activities	109,843	121,293
Net increase in cash and cash equivalents	76,692	98,239
Cash and cash equivalents, beginning of period	99,806	1,567
Cash and cash equivalents, ending of period	$176,498	$99,806

Supplemental Disclosure
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of Class A Ordinary Shares in exchange for private placement warrants	$6,230	$—
Adjustments to redeemable noncontrolling interest from redemption value to carrying value	$7,017	$—
Purchase of property and equipment included in accounts payable and accrued expenses	$25	$—
Issuance of Series A-1 convertible preferred shares for license	$—	$—
Conversion of Series A-1 convertible preferred stock for Class A Ordinary Shares	$—	$14,686
Deemed dividend to redeemable noncontrolling interest	$—	$10,875
Accrued 2023 Lilly License consideration	$—	$10,000
Deemed contribution from redeemable noncontrolling interest	$—	$9,212
Issuance of Class A Ordinary shares for 2023 Lilly License	$—	$7,840
Accretion of redeemable noncontrolling interest to redemption value	$—	$7,220
Share-based equity issuance costs	$—	$5,590
Settlement of research and development license consideration liability	$—	$4,488
Reclassification of deferred offering costs to additional paid-in capital	$—	$4,015
Assumption of public and private placement warrants in connection with Business Combination	$—	$3,715
Reclassification of public warrant liability to equity	$—	$2,001
Issuance of Call Right to noncontrolling interest	$—	$1,541

See accompanying notes to consolidated financial statements.

Zura Bio Limited

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except share and per share data)

1.	Organization and Description of Business

Zura Bio Limited, a Cayman Islands exempted company, formerly known as JATT Acquisition Corp (“JATT”), together with its subsidiaries (collectively, the “Company”, “Zura” or “Zura Bio”), is a clinical-stage, multi-asset immunology company dedicated to developing novel dual-pathway antibodies for a range of autoimmune and inflammatory diseases with unmet needs. The Company’s strategic focus is to harness dual-pathway biology to provide broader and deeper clinical benefits to patients with these conditions. The Company is currently developing one clinical-stage product candidate in ongoing Phase 2 trials while actively evaluating development opportunities for its pipeline of clinical-stage assets, focusing on indications with unmet needs and commercial potential.

The Company is currently developing tibulizumab (ZB - 106), an immunoglobulin G (IgG)-single-chain variable fragment (scFv) bispecific dual-antagonist antibody engineered by the fusion of TALTZ® (ixekizumab) and tabalumab to neutralize interleukin-17A (IL - 17A) and B-cell activating factor (BAFF). In December 2024, the Company initiated TibuSURE, a global Phase 2 study evaluating tibulizumab in adults with systemic sclerosis (SSc). TibuSURE is a randomized, double-blind, placebo-controlled study designed to assess the safety, tolerability, and efficacy of tibulizumab in approximately 80 participants with early diffuse cutaneous systemic sclerosis (dcSSc).

Additionally, the Company is actively assessing the competitive landscape and evaluating potential therapeutic indications for crebankitug and torudokimab.

●	Crebankitug (ZB-168) is a fully human, high affinity monoclonal antibody that binds and neutralizes the interleukin-7 receptor (IL - 7R) alpha chain. IL - 7Rα sits at the nexus of two key immune pathways, IL - 7 and thymic stromal lymphopoietin (TSLP), thus IL - 7Rα has the potential to block activation through either of these pathways. As a result, the Company believes crebankitug could be therapeutically relevant in a broad set of indications where the IL - 7 or TSLP pathways may be involved.
●	Torudokimab (ZB - 880) is a fully human, high affinity monoclonal antibody that neutralizes interleukin-33 (IL - 33), preventing ST2 - dependent and ST2 - independent (e.g., RAGE) inflammation. The IL - 33/ST2 axis stands as a validated therapeutic target for conditions such as chronic obstructive pulmonary disease (“COPD”) and asthma.

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

Prior to the Business Combination, JATT’s public shares, public warrants, and public units were listed on the New York Stock Exchange (“NYSE”) under the symbols “JATT,” “JATT.WS,” and “JATT.U,” respectively. On March 20, 2023, the Company’s Class A ordinary shares (“Class A Ordinary Shares”) and public warrants began trading on the Nasdaq under the symbols “ZURA” and “ZURAW,” respectively. On August 27, 2024, the Public Warrants (as defined herein) were no longer listed on the Nasdaq in connection with the completion of the Warrant Exchange (as defined herein). See Note 8.

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

Liquidity

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company has an accumulated deficit of $155.9 and $103.5 million as of December 31, 2024 and 2023, respectively, and a net loss of $52.4 million and $60.4 million for the years ended December 31, 2024 and 2023, respectively. The Company’s existing sources of liquidity as of December 31, 2024 includes $176.5 million in cash and cash equivalents.

Prior to the Business Combination, the Company historically funded operations primarily with issuances of convertible preferred shares and a promissory note. Upon the closing of the Business Combination, the Company received $56.7 million in net cash proceeds. Additionally, the Company received $4.9 million, $105.3 million and $75.8 million, respectively, in net cash proceeds in connection with the ATM (as defined herein), April 2024 Private Placement (as defined herein) and April 2023 Private Placement (as defined herein). The Company’s cash requirements include, but are not limited to, clinical development, product manufacturing costs and working capital requirements. The Company expects such operating losses and negative cash flows from operations will continue but has sufficient liquidity to fund its operations over the next twelve months.

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

Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the consolidated financial statements relate to and include, but are not limited to, the fair value of share-based compensation, the fair value of redeemable noncontrolling interest, the fair value of share-based consideration transferred for acquired assets, the fair value of contingent consideration, the valuation allowance of deferred tax assets resulting from net operating losses and the fair value of the private placement warrants.

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

The Company’s future product candidates will require approvals from the United States Food and Drug Administration (“FDA”) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval for any product candidate, it could have a material adverse impact on the Company.

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s CODM is the Chief Executive Officer. The Company and the CODM views its operations and manages its business in one operating segment, developing novel medicines for immune and inflammatory disorders. The Company has business activities in different regions that are managed on a consolidated basis.

The accounting policies of the Company’s segment are the same as those described within this footnote. The CODM uses net loss, that is reported in the consolidated statements of operations to assess performance for the Company’s segment and decide how to allocate resources. The significant expenses within net loss are separately presented in the Company’s consolidated statement of operations. The CODM monitors budget versus actual results using operating loss which is a component of net loss. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company had $170.7 million and $97.9 million in cash equivalents as of December 31, 2024 and 2023, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset. Computer and office equipment are depreciated over three years. Expenditures for repairs and maintenance are recorded to expense as incurred.

Research and Development

Research and development (“R&D”) expenses consist of all direct and indirect operating expenses supporting the processes and manufacturing in development, including consulting fees for clinical and manufacturing advisory services, contract research organization (“CRO”) costs, costs related to manufacturing material for preclinical studies, payroll and benefits, which includes share-based compensation for research and development employees, licensing fees, and data and study acquisition costs. Expenses are recognized as an expense as the related goods are delivered or the services are performed.

R&D expenses include the cost of in-process research and development (“IPR&D”) assets purchased in an asset acquisition transaction. IPR&D assets are expensed provided that the acquired asset did not also include processes or activities that would constitute a “business” as defined under U.S. GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Acquired IPR&D payments, including upfront payments, transaction fees and subsequent pre-commercial milestone payments, are immediately expensed in the period in which they are incurred. Research and development costs incurred after the acquisition are expensed as incurred.

R&D expenses also include the remeasurement of the research and development license consideration liability.

Share-Based Compensation

The Company accounts for all share-based payments to employees and non-employees, including grants of share options, share options with non-market performance conditions (“PSOs”), share options with market-based performance conditions, restricted share units (“RSUs”), and restricted share awards (“RSAs”) based on their respective grant date fair values. RSUs, RSAs and share options that vest immediately and have a nominal exercise price are valued based on the fair value of the Company’s Class A Ordinary Shares on the date of grant. The Company estimates the fair value of share option grants using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

The Company expenses share-based compensation related to share options with only service conditions over the requisite service period on a straight-line basis. The Company records share-based compensation expense for the PSOs when the Company’s management deems it probable that the performance conditions will be satisfied. The Company estimates the fair value of share option grants with market-based performance conditions using a Monte-Carlo simulation model. For share option grants with market-based performance conditions, the Company recognizes share-based compensation expense as the requisite service is rendered by the employee, regardless of when, if ever, the market-based performance conditions are satisfied. The share-based compensation costs are recorded in research and development and general and administrative expenses in the consolidated statements of operations based upon the respective employee’s or non-employee’s role within the Company. Forfeitures are recorded as they occur.

Income Taxes

Income taxes are recorded in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company does not have any material uncertain tax positions for any of the reporting periods presented. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense.

Warrants

In connection with the Business Combination, the Company assumed JATT’s public warrant and private placement warrant liabilities. As a result of the recapitalization, the settlement provisions of the Public Warrants (as defined herein) no longer preclude equity classification and the Public Warrants were reclassified to equity following the Business Combination. The Public Warrants and Private Placement Warrants (as defined herein) were exchanged for Class A Ordinary Shares during the year ended December 31, 2024 (the “Warrant Exchange”). See Note 8.

In connection with each of the April 2024 Private Placement and April 2023 Private Placement (each as defined herein), the Company issued pre-funded warrants instruments.

Classification of the Public Warrants and Pre-Funded Warrants (as defined herein) as equity instruments and the Private Placement Warrants as liability instruments is based on management’s analysis of the guidance in ASC 815, Derivatives and Hedging. The Company measured the private placement warrant liability at fair value each reporting period and at settlement value, based on the fair value of the Class A Ordinary Shares exchanged, upon the Warrant Exchange, with the change in fair value recorded as other (expense) income in the consolidated statements of operations. Upon completion of the Warrant Exchange, the warrant liability was extinguished and the Class A Ordinary Shares were recorded at fair value in shareholders’ equity. The Company measured the Public Warrants at the fair value of the equity instruments as of the Closing Date of the Business Combination. The Company measured the Pre-Funded Warrants at the fair value of the equity instruments as of the date of the April 2023 Private Placement, the April 2024 Private Placement or the Share Exchange (as defined herein), as applicable. See Note 8.

Noncontrolling Interest

During April 2023, ZB17, a consolidated subsidiary of the Company, issued a share-based payment award to a third party in connection with 2023 Lilly License representing a noncontrolling interest. See Note 6. A noncontrolling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes noncontrolling interest as a component of total shareholders’ equity in the Company’s consolidated balance sheets. The option to acquire ZB17 ownership interests does not provide the option-holder with rights to participate in the profits and losses of the subsidiary prior to the exercise of the option.

Redeemable Noncontrolling Interest

In 2022, Z33, a consolidated subsidiary of the Company, issued 4,900,222 shares of Z33 Series Seed Preferred Shares to Stone Peach representing a redeemable noncontrolling interest. See Note 12. The Z33 Series Seed Preferred Shares issued to Stone Peach contain put features and are considered redeemable until the exercise or the expiration of the put features. The redeemable noncontrolling interests are classified outside of permanent equity in the consolidated balance sheets. The redeemable noncontrolling interest is measured at the end of each reporting period as the higher of (1) its initial carrying amount, increased or decreased for the noncontrolling interest’s share of Z33’s net income or loss, or (2) the redemption price, with any changes included in accretion of noncontrolling interest to redemption value in the consolidated statements of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to Class A Ordinary Shareholders by the weighted-average number of both Class A Ordinary Shares and Pre-Funded Warrants outstanding during the period. As the Company has a net loss, basic and diluted net loss per share was the same for each period presented as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive.

As of the periods presented, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, were as follows:

	December 31,
	2024	2023
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	10,175,633	5,791,065
Shares issuable upon exercise of Z33 Series Seed Preferred Shares Put Right	2,000,000	2,000,000
Shares issuable upon vesting of restricted share units	859,923	1,543,018
Restricted share awards	374,995	499,993
Shares issuable upon exercise of warrants to purchase Class A Ordinary Shares	—	12,809,996
Total	13,410,551	22,644,072

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (“ASU 2023-07”). ASU 2023-07 requires enhanced segment disclosures, including disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. The enhanced disclosures are required for all entities, including entities that have only a single reportable segment, and will be applied retrospectively. The Company adopted this standard for the year ended December 31, 2024 which resulted in additional segment disclosures (see “—Segments” above).

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for the Company in the annual period beginning on January 1, 2025, although early adoption is permitted. The Company is currently evaluating the presentational effect that ASU 2023-09 will have on the Company's consolidated financial statements and disclosures, but the Company expects considerable changes to the Company’s income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU requires disclosure, in the notes to financial statements, of the nature of certain expenses included in the income statement. ASU 2024-03 will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 and expects to adopt it for the year ending December 31, 2027.

3.	Recapitalization

As discussed in Note 1, on the Closing Date, JATT completed the acquisition of Legacy Zura and acquired 100% of Legacy Zura’s shares and Legacy Zura received proceeds of $56.7 million which includes proceeds from issuance of Class A Ordinary Shares upon the consummation of the Business Combination, including the Redemption Backstop shares (as defined below), proceeds from the PIPE investment (as defined below), and proceeds from the Forward Purchase Agreement (as defined below). The Company recorded $4.0 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Business Combination. These costs were included in additional paid-in capital on the Company’s consolidated balance sheets. On the Closing Date, each holder of Legacy Zura’s ordinary shares received approximately 108.083 shares of the Company’s Class A Ordinary Shares, par value $0.0001 per share. See Note 7.

All equity awards of Legacy Zura were assumed by the Company and converted into comparable equity awards that are exercisable for or settled in shares of the Company’s Class A Ordinary Shares. As a result, each outstanding share option was converted into an option exercisable for the Company’s Class A Ordinary Shares based on an exchange ratio of approximately 108.083 and each outstanding restricted share unit was converted into restricted share units of the Company that, upon vesting, will be settled for the Company’s Class A Ordinary Shares based on an exchange ratio of approximately 108.083.

Each public and private placement warrant of JATT that was unexercised at the time of the Business Combination was assumed by the Company and represented the right to purchase one Class A Ordinary Share upon exercise of such warrant. See Notes 2 and 8.

The Business Combination was accounted for as a reverse recapitalization with Legacy Zura as the accounting acquirer and JATT as the acquired company for accounting purposes. Legacy Zura was determined to be the accounting acquirer since Legacy Zura’s shareholders as a group prior to the Business Combination held the majority voting interest in the combined entity, Legacy Zura’s shareholders appointed 4 out of the 7 directors of the combined Board of Directors, Legacy Zura’s management holds certain key positions in the management of the combined entity, and Legacy Zura is the largest of the combining entities based on historical operating activity and comprises all of the ongoing operations. Accordingly, all historical financial information presented in these consolidated financial statements represents the accounts of Legacy Zura. Net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Legacy Zura. The Company’s convertible preferred shares and Class A Ordinary Shares prior to the closing of the Business Combination have been retroactively restated to reflect the exchange ratio of approximately 108.083 established in the Business Combination Agreement.

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

Financial instruments consist of cash and cash equivalents, prepaid and other current assets, accounts payable and accrued expenses and private placement warrants. The carrying values of the Company’s cash, prepaid and other current assets, and accounts payable and accrued expenses approximate their fair value due to the short-term maturity of these instruments.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, and the fair value hierarchy of the valuation techniques utilized:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$170,743	$—	$—	$170,743

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$97,913	$—	$—	$97,913
Financial liabilities:
Private placement warrants	$—	$990	$—	$990

There were no transfers into or out of Level 1, Level 2, or Level 3 during the year ended December 31, 2024 and 2023.

Private Placement Warrants

In August 2024, pursuant to the Warrant Exchange, the Company exchanged all of the outstanding Private Placement Warrants for Class A Ordinary Shares. The Private Placement Warrants were originally assumed in connection with the Business Combination in 2023. See Note 8. The Private Placement Warrants were measured at fair value on a recurring basis. Because the transfer of Private Placement Warrants to non-permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments. Upon completion of the Warrant Exchange, the Private Placement Warrants were remeasured to settlement value which was determined based on the fair value of the Class A Ordinary Shares issued in exchange for the Private Placement Warrants. The following table provides a summary of changes in the estimated fair value of the Private Placement Warrants:

	For the Year Ended December 31,
	2024	2023
Balance, beginning of year	$990	$—
Assumption of private placement warrants	—	1,714
Change in fair value	5,240	(724)
Exchange of private placement warrants for Class A Ordinary Shares	(6,230)	—
Balance, end of year	$—	$990

For the years ended December 31, 2024 and 2023, the Company recorded a loss of $5.2 million and a gain of $0.7 million, respectively, from the change in fair value of the Private Placement Warrants in change in fair value of private placement warrants in the consolidated statements of operations.

Financial Instruments Settled Upon Business Combination

The Company had two level three classified financial instruments, note payable and research and development license consideration, that were measured at fair value on a recurring basis during 2023 and settled prior to December 31, 2023. The following table provides a summary of changes in the estimated fair value of the note payable and research and development license consideration liability:

		Research and
		Development
		License
		Consideration
	Note Payable	Liability
Balance as of December 31, 2022	$7,756	$2,634
Remeasurement to settlement value upon closing of the Business Combination	2,244	1,854
Settlement of liability	(10,000)	(4,488)
Balance as of December 31, 2023	$—	$—

Note payable

On December 8, 2022, the Company received $7.6 million in net proceeds from the issuance of a promissory note (the “Note”) issued to Hydra, LLC (“Hydra”) with a face amount of $8.0 million. The Company elected to account for the Note at fair value. Upon the Closing Date of the Business Combination, the Note was remeasured to the settlement value and subsequently repaid for a total of $10.0 million. For the year ended December 31, 2023, the Company recorded a loss on the remeasurement of the Note of $2.2 million in change in fair value of note payable in the consolidated statement of operations. The Note was no longer outstanding as of December 31, 2024 and 2023.

Research and development license consideration

As consideration for the 2022 Lilly License (defined below), Lilly received 550,000 Class A Ordinary Shares upon the closing of the Business Combination (subject to certain lock-up provisions). See Note 6. The arrangement was liability classified and remeasured at fair value at each reporting date prior to the Business Combination (the research and development license consideration liability).

Upon the Closing Date of the Business Combination, the liability was remeasured to its settlement value and subsequently settled through the issuance of 550,000 Class A Ordinary Shares of Zura. The aggregate fair value of the Class A Ordinary Shares of Zura issued to Lilly was determined to be $4.5 million, or $8.16 per share. For the year ended December 31, 2023, the Company recorded a loss on the remeasurement of the research and development license consideration liability of $1.9 million in research and development in the consolidated statement of operations. The research and development license consideration liability was no longer outstanding as of December 31, 2024 and 2023.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are composed of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Accrued research and development costs	$7,100	$6,091
Accrued 2023 Lilly License costs	9,500	10,000
Accrued bonus	1,713	1,201
Accounts payable	733	2,749
Accrued professional fees	318	150
Other accrued expenses	150	111
Total accounts payable and accrued expenses	$19,514	$20,302

6.	License Agreements

2023 Lilly License

On April 26, 2023, the Company’s consolidated subsidiary ZB17 LLC (“ZB17”) entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License (as defined below), the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“ZB-106”) in exchange for an upfront payment consisting of $5.8 million as well as 1,000,000 Class A Ordinary Shares issued at a fair value of $7.84 per Class A Ordinary Share. During 2024, ZB17 made an additional payment of $5.0 million to Lilly in connection with the receipt of certain know-how, data, information and materials that Lilly is required to provide under the license agreement.

The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the assets acquired is concentrated in a group of similar identifiable IPR&D assets. On the acquisition date, the compound licensed had not yet received regulatory approval and the in-process research and development did not have an alternative use. Accordingly, the Company expensed the entire cost of the 2023 Lilly License in research and development in the consolidated statement of operations during the year ended December 31, 2023.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, ZB17 granted Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with ZB-106 and expires one year from the date of first indication approval for ZB-106 by the FDA or the European Medicines Agency (“EMA”). The Company recognized the Stone Peach Call Right at a grant-date fair value of $1.5 million in research and development in the consolidated statement of operations during the year ended December 31, 2023. The Stone Peach Call Right represents noncontrolling interest in the Company’s consolidated subsidiary, ZB17. As of December 31, 2024 and 2023, the noncontrolling interest balance was $1.5 million in the consolidated balance sheets.

As additional consideration, beginning on May 1, 2023, Stone Peach receives an annual payment of $0.6 million initially, and increasing by 10% annually, so long as the Company maintains its license for tibulizumab, to be paid on May 1st of each year. The Company records expense for these annual payments when they become due. For the years ended December 31, 2024 and 2023, the Company recorded $0.7 million and $0.6 million, respectively, in research and development in the consolidated statement of operations for the annual payments.

The Company recorded a one-time payment of $4.5 million for additional consideration due to Stone Peach upon approval from the FDA for its Investigational New Drug (“IND”) and commencement of the clinical trial for tibulizumab in research and development in the consolidated statement of operations for the years ended December 31, 2024 and in accounts payable and accrued expenses as of December 31, 2024.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, the Company agreed to make a one-time milestone payment of $5.0 million to BAFFX17, Ltd (“BAFFX17”) upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by the Company of at least $100.0 million, (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) the Company’s fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis) as measured on April 24th of each year. As the Company’s fully diluted shares outstanding exceeded 52,500,000 shares prior to December 31, 2023, the $5.0 million fee was recorded in research and development in the consolidated statement of operations for the year ended December 31, 2023, and is included in accounts payable and accrued expenses in the consolidated balance sheets as of December 31, 2024 and December 31, 2023.

In addition to the consideration paid and/or earned during the years ended December 31, 2024 and 2023, the Company is obligated to make payments (a) to Lilly for four (4) development milestone payments up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from tibulizumab; (b) to Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of ZB-106 in a country) for an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years; (c) to BAFFX17 for a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License or the 2023 Lilly License; (d) to Stone Peach for a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction; (e) to Stone Peach for a royalty of 2% of the aggregate net sales of any products developed from the Compound (collectively, the “2023 Lilly Contingent Payments”). As of December 31, 2024, none of the 2023 Lilly Contingent Payments are due and accordingly will not be recorded in the Company’s financial statements until they are due.

2022 Lilly License

On December 8, 2022, the Company’s consolidated subsidiary, Z33, entered into a license agreement (the “2022 Lilly License”) with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly), royalty-bearing global license to develop, manufacture, and commercialize certain intellectual property owned by Lilly relating to its IL-33 compound. As consideration, the Company paid Lilly an upfront fee of $7.0 million during 2022 and issued 550,000 Class A Ordinary Shares upon the closing of the Business Combination (subject to certain lock-up provisions) (the “Lilly License Fee”). During 2022 the Company recorded expense for the entire cost of the Lilly License Fee. Prior to the Business Combination, the obligation to issue shares represented contingent consideration and was classified as a liability in the consolidated balance sheet (research and development license consideration liability), which was settled upon the issuance of shares upon the closing of the Business Combination. See Note 4.

As a finder’s fee in connection with arranging the acquisition, Z33 issued to Stone Peach Properties, LLC (“Stone Peach”) 4,900,222 shares of Z33 Series Seed Preferred Shares, which was included in the measurement of the cost of the acquired asset. The Company has the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement  (the “Call Option”). Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to the Company for a price per share of $2.040724 (the “Put Option”). In April 2023, the Company agreed to exercise its Call Option and the Company amended the settlement terms to settle the Call Option by issuing 2,000,000 Class A Ordinary Shares (the “Amended Terms”). In November 2023, the Amended Terms were voided and the Company’s rights and obligations under the Call Option reverted to those in the original agreement (the “Second Amended Terms”). In connection with the Second Amended Terms, the Company also provided Stone Peach with the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to the Company in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024 and April 24, 2028 under the new agreement. See Note 12. Each of the Amended Terms and the Second Amended Terms were considered an extinguishment and reissuance of the Z33 Series Seed Preferred Shares, and the Z33 Series Seed Preferred Shares are remeasured to the greater of the redemption value or the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33, at each subsequent reporting period. The Z33 Series Seed Preferred Shares represent redeemable noncontrolling interest in the Company’s consolidated subsidiary, Z33.

In addition to the consideration paid in 2022 and shares issued in 2023, the Company is also obligated to make payments to Lilly for (a) for $3.0 million upon the completion of a financing by Z33 with gross proceeds exceeding $100 million; (b) 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound, if any; and (c) an annual earned royalty at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year, if any year (collectively, the “2022 Lilly Contingent Payments”). The Company will account for these contingent milestone payments when they become due. As of December 31, 2024, none of the 2022 Lilly Contingent Payments are due and accordingly will not be recorded in the Company’s financial statements until they are due.

Pfizer Agreement

On March 22, 2022, the Company entered into a license agreement and a Series A - 1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer. Under the Pfizer Agreement, the Company acquired a license for a compound initially developed by Pfizer, in exchange for $5.0 million in cash and 2,702,083 shares (as adjusted by the exchange ratio established in the Business Combination Agreement) of the Company’s Series A - 1 convertible preferred shares, representing a 20% interest in the Company. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, the Pfizer Agreement is accounted for as an asset acquisition, as substantially all of the $7.5 million value transferred to the Company was allocated to in-process research and development. On the acquisition date, the compound licensed had not yet received regulatory approval and the in-process research and development did not have an alternative use.

In addition to the consideration transferred during 2022, the Company is obligated to make payments to Pfizer for (a) twelve (12) future development and regulatory milestone payments aggregating up to $70.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”), if any; and (b) an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of net sales of the Company’s Products, if any (collectively, the “Pfizer Contingent Payments”). Royalties are payable on a country-by-country basis for a certain period of years or upon the later expiration of regulatory exclusivity of the Company’s Products in a country.

The Company recorded the first $1.0 million development milestone, included in the Pfizer Contingent Payments, as a component of research and development in the consolidated statement of operations during the year ended December 31, 2023. This amount was fully paid to Pfizer during the year ended December 31, 2024. As of December 31, 2024, no additional Pfizer Contingent Payments are due and accordingly no additional Pfizer Contingent Payments will be recorded in the Company’s financial statements until they are due.

The Pfizer Agreement also had an anti-dilution provision to allow Pfizer to maintain an 18% interest in the Company, as detailed in Note 7. Immediately prior to the Closing Date of the Business Combination, additional share options and restricted share units were issued to certain employees, executives, and directors that would result in the dilution of Pfizer’s ownership in the Company. In accordance with the anti-dilution provision of the Pfizer Agreement, Pfizer was issued additional Series A-1 convertible preferred shares upon the closing of the Business Combination that were immediately converted to 267,939 Class A Ordinary Shares. In accordance with ASC 718, Compensation – Stock Compensation, the Company recorded expense related to these Class A Ordinary Shares based on their grant date fair value. See Note 9. Following the Business Combination, the anti-dilution provision is no longer in effect.

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

During October 2023, the Company began drug substance manufacturing with another third party. As a result of manufacturing with a third party other than Lonza, under the terms of the Lonza License the Company had a license fee of $0.4 million due to Lonza in the fourth quarter of 2023 and annually thereafter. The Company recorded $0.4 million for the Lonza License in research and development in the consolidated statements of operations for the years ended December 31, 2024 and 2023. During the year ended December 31, 2024, $0.4 million was paid for the Lonza License and the remaining $0.4 million is included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2024.

WuXi Biologics License

In July 2023, the Company entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics and its Affiliates (“WuXi Biologics”) for certain of WuXi Biologics’ know-how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). If the Company manufactures all of its commercial supplies of bulk drug product for WuXi Biologics Licensed Products with a manufacturer other than WuXi Biologics or its affiliates, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If the Company manufactures part of its commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by the Company upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by the Company that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure. As of December 31, 2024, there are no payments currently due under the Cell Line License Agreement.

7.	Convertible Preferred Shares and Shareholders’ Equity

Business Combination

Immediately prior to the Closing Date of the Business Combination, Pfizer was issued additional Series A-1 convertible preferred shares upon the closing of the Business Combination that were immediately converted to 267,939 Class A Ordinary Shares. The shares were issued in accordance with the anti-dilution provision of the Pfizer Agreement. See Note 9.

On the Closing Date and in accordance with the terms and subject to the conditions of the Business Combination, each Ordinary Share of Legacy Zura, par value $0.001 per share, Series A-1 convertible preferred share, outstanding option (whether vested or unvested), and restricted share unit (whether vested or unvested) were canceled and converted into a comparable number of awards that consisted of either the rights to receive or acquire the Company’s Class A Ordinary Shares, par value $0.0001 per share, as determined by the exchange ratio pursuant to the Business Combination Agreement. The exchange ratio was approximately 108.083.

On March 16, 2023, in connection with the closing of the Business Combination and effective upon the Closing Date, the Company authorized 300,000,000 Class A Ordinary Shares, par value of $0.0001 and 1,000,000 preferred shares, par value of $0.0001.

Shelf Registration and ATM Program

The Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which was declared effective on September 17, 2024. Pursuant to the Shelf Registration Statement, the Company may offer and sell ordinary shares, preference shares, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the filing of the Shelf Registration Statement, the Company also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”), relating to the sale of the Company’s Class A Ordinary Shares having an aggregate gross sales price of up to $125.0 million, from time to time through Leerink Partners, acting as sales agent (the “ATM”). The Company incurred $0.6 million of offering expenses in connection with establishing the ATM that reduced additional paid-in capital as of December 31, 2024.

On September 18, 2024, the Company sold 1,500,000 Class A Ordinary Shares at a price of $3.80 per share under the ATM, for net proceeds of $5.5 million, after placement agent commissions. See Note 14.

Warrant Exchange

In connection with the Warrant Exchange, the Company issued 3,782,190 Class A Ordinary Shares. See Note 8.

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

April 2024 Private Placement

On April 18, 2024, the Company entered into subscription agreements (the “Investor Agreements”) with certain institutional and other accredited investors (the “Investors”), whereby the Company agreed to issue 18,732,301 Class A Ordinary Shares at a price of $3.108 per share and pre-funded warrants to purchase up to 16,102,348 Class A Ordinary Shares (the “2024 Pre-Funded Warrants”) at a price of $3.107 per 2024 Pre-Funded Warrant for an aggregate purchase price of $108.3 million. See Note 8 for further information about the 2024 Pre-Funded Warrants.

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

April 2023 Private Placement

On April 26, 2023, the Company entered into its second PIPE subscription agreement (the “April 2023 Private Placement”) with certain accredited investors (the “Subscribers”), whereby the Company issued 15,041,530 Class A Ordinary Shares, par value $0.0001 per share and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,782,000 Class A Ordinary Shares. Each Class A Ordinary Share was sold at a price of $4.25 per Class A Ordinary Share and each Pre-Funded Warrant was sold at a price of $4.249 per Pre-Funded Warrant for an aggregate purchase price of $80.0 million. See Note 8.

Class A Ordinary Shares Reserved for Issuance

The summary of shares reserved for issuance as of December 31, 2024 is summarized below:

December 31, 2024
Shares issuable upon exercise of warrants to purchase Class A Ordinary Shares	23,884,348
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	12,217,747
Shares available for grant under 2023 Equity Incentive Plan and ESPP	1,863,283
Shares issuable upon exercise of Z33 Put Right	2,000,000
Shares issuable upon release of restricted share units	876,923
Total shares reserved for issuance	40,842,301

Legacy Zura Ordinary Shares and Series A-1 Convertible Preferred Shares

Prior to the Business Combination, Legacy Zura was authorized to issue Ordinary Shares and Series A-1 convertible preferred shares. The outstanding Ordinary Shares and Series A-1 convertible preferred shares of Legacy Zura are presented on the consolidated statement of changes in redeemable noncontrolling interest, convertible preferred shares, and shareholders’ equity (deficit) as of December 31, 2022, prior to the recapitalization (see Note 3).

As of December 31, 2024 and 2023, no Legacy Zura Ordinary Shares and no convertible preferred shares were issued and outstanding.

Series A-1 Convertible Preferred Shares Rights and Preferences

Conversion

Each Series A-1 convertible preferred share was convertible, at the option of the holder thereof, at any time after the date of issuance of such share, into such number shares of the Company’s Ordinary Shares, subject to adjustment.

Each Series A-1 convertible preferred share would have automatically converted into a share of the Company’s Ordinary Shares, subject to adjustment, immediately upon the occurrence of an initial public offering with a gross aggregate subscription with respect to new Ordinary Shares of greater than $50.0 million. The Ordinary Shares resulting from this conversion would have ranked pari passu with the existing Ordinary Shares at the time of conversion.

Anti-Dilution

When the Company issued equity securities, other than pursuant to a share option plan, the Company was required to issue such number of Series A-1 convertible preferred shares to Pfizer as necessary to maintain Pfizer’s ownership interest of 18%, until the Company raised in excess of $30.0 million in equity, where any capital raised above this threshold is not subject to anti-dilution. Upon the closing of the Business Combination, the anti-dilution provision was no longer in effect.

Dividends

The holders of shares of Series A-1 convertible preferred shares were entitled to receive dividends, of profits available for distribution as determined by the Company’s board of directors with the consent of the majority of the shareholders, payable on a pro rata, pari passu basis. No dividends have been declared by the Company’s board of directors.

Liquidation

In the event of any voluntary or involuntary liquidation or return of capital (other than a conversion, redemption or purchase of shares) of the Company, the holders of the Series A-1 convertible preferred shares were entitled to receive a liquidation preference prior to any distribution to the holders of Ordinary Shares in the amount of $131 per share.

Voting Rights

The holders of the Series A-1 convertible preferred shares were entitled to one vote per share, unless the Series A-1 shares are convertible into a greater number of Ordinary Shares or the holders of Series A-1 convertible preferred shares were entitled to any anti-dilution shares, in which case the holders of Series A-1 convertible preferred shares were entitled to the number of votes that the holder would be entitled upon conversion to Ordinary Shares or after the issuance of the anti-dilution shares, respectively.

Redemption Rights

The Series A-1 convertible preferred shares were not mandatorily redeemable at the option of the holder.

8.	Warrants

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

On August 12, 2024, the Company completed the Exchange Offer and Consent Solicitation and issued 2,011,017 Class A Ordinary Shares in exchange for 6,703,428 Public Warrants and 1,224,167 Class A Ordinary Shares in exchange for 4,080,580 Private Placement Warrants. In connection with its completion of the Exchange Offer, the Company entered into an amendment, dated August 12, 2024 (the “Warrant Amendment”), to the Warrant Agreement to provide the Company with the right to mandatorily exchange the Company’s remaining outstanding IPO warrants for Class A ordinary shares at an exchange ratio of 0.27 Class A ordinary shares for each IPO warrant. On August 27, 2024, in accordance with the Warrant Amendment, the Company issued 547,006 Class A Ordinary Shares in exchange for the 196,568 outstanding Public Warrants and 1,829,420 outstanding Private Placement Warrants. As a result, there are no outstanding IPO warrants as of December 31, 2024. In connection with the Warrant Exchange, the Company paid out a de minimis amount of cash in lieu of fractional shares.

The Company incurred approximately $1.6 million of costs directly related to the Warrant Exchange, consisting primarily of dealer manager fees and professional, legal, filing, regulatory, and other costs, which are included in general and administrative expenses for the year ended December 31, 2024.

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

The Public Warrants are no longer outstanding as of December 31, 2024. See “—Warrant Exchange” above.

Private Placement Warrants

The Private Placement Warrants were identical to the Public Warrants, except that the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, Private Placement Warrants held by the initial purchasers or their permitted transferees were exercisable on a cashless basis and were non-redeemable.

The Private Placement Warrants are no longer outstanding as of December 31, 2024. See “—Warrant Exchange” above.

Pre-Funded Warrants

On August 15, 2024, in conjunction with the Share Exchange Agreement, the Company issued the 4,000,000 Share Exchange Warrants with an exercise price of $0.001 per share and no expiration date. The Share Exchange Warrants are exercisable immediately, are exercisable until such Share Exchange Warrants are exercised in full and have substantially identical terms to the form of 2024 Pre-Funded Warrant (see below). A holder of the Share Exchange Warrants (together with its affiliates and other attribution parties) may not exercise any portion of a Share Exchange Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would beneficially own more than 9.99% of the Company’s outstanding Class A Ordinary Shares immediately after exercise, which percentage may be increased or decreased to any other percentage specified not in excess of 9.99% at the holder’s election upon 61 days’ notice to the Company subject to the terms of the Share Exchange Warrants. See Note 7.

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

In connection with the April 2024 Private Placement (see Note 7), the Company sold to accredited investors the 2024 Pre-Funded Warrants to purchase up to 16,102,348 Class A Ordinary Shares. Each 2024 Pre-Funded Warrant has an exercise price of $0.001 per Class A Ordinary Share and is exercisable for one Class A Ordinary Share at any time or times on or after April 22, 2024, until exercised in full.

The following table presents the number of warrants outstanding, their exercise price, and expiration dates as of December 31, 2024 and 2023:

As of December 31, 2024
Warrants Issued	Exercise Price	Expiration Date
23,884,348	$0.001	N/A

As of December 31, 2023
Warrants Issued	Exercise Price	Expiration Date
6,899,996	$11.5	Mar-28
5,910,000	$11.5	Mar-28
3,782,000	$0.001	N/A

9.	Share-Based Compensation

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Equity Incentive Plan (the “Equity Incentive Plan”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The Equity Incentive Plan allows for the grant of share options, both incentive and nonqualified share options; stock appreciation rights (“SARS”), alone or in conjunction with other awards; restricted share awards (“RSAs”) and restricted share units (“RSUs”); incentive bonuses, which may be paid in cash, shares, or a combination thereof; and other share-based awards to employees, officers, non-employee directors and other service providers. The Company has granted share options, RSUs and RSAs that generally vest over four years and expire after 10 years. On June 1, 2023, the Company’s board of directors approved an increase to the number of Class A Ordinary Shares that may be issued under the Equity Incentive Plan by an additional 5,564,315 Class A Ordinary Shares. See Note 14.

The Class A Ordinary Shares issuable under the Equity Incentive Plan are subject to an annual increase on January 1st of each calendar year beginning on January 1, 2024 and ending on and including January 1, 2029, equal to the lesser of (i) 5.0% of the aggregate number of Class A Ordinary Shares outstanding on the final day of the immediately preceding calendar year, (ii) 8,059,796 Class A Ordinary Shares or (iii) such smaller number of shares as is determined by the board. As of January 1, 2024, the Company's board of directors decided not to apply an increase to the Class A Ordinary Shares issuable under the Equity Incentive Plan for the 2024 calendar year.

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Employee Stock Purchase Plan (the “ESPP”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The maximum number of Class A Ordinary Shares that may be issued under the ESPP is 4,029,898, plus an aggregate number of Class A Ordinary Shares that are automatically added under the Equity Incentive Plan on January 1st of each calendar year, beginning on January 1, 2024 and ending on and including January 1, 2029, as discussed above. The ESPP enables eligible employees of the Company and designated affiliates to purchase Class A Ordinary Shares at a discount of 15%. As of December 31, 2024, the Company has not activated the ESPP.

As of December 31, 2024, a maximum of 13,624,111 Class A Ordinary Shares were authorized for issuance under either the Equity Incentive Plan and ESPP, collectively.

Legacy Zura Option Plans Conversions

On June 8, 2022, Legacy Zura’s board of directors approved two share option plans, the UK Plan (the “UK Plan”) and the US Plan (the “US Plan”) (collectively, the “Option Plans”) which permit the granting of nonqualified share options to certain employees and directors. There were 1,501,165 Ordinary Shares available for issuance under the Option Plans, of which 383,371 Ordinary Shares were authorized for issuance under the US Plan. Upon closing of the Business Combination, all equity awards of Legacy Zura that were issued and outstanding under the Option Plans were converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class A Ordinary Shares under the Equity Incentive Plan. As a result, each of Legacy Zura’s equity awards were converted into an option to purchase Class A Ordinary Shares of the Company based on an exchange ratio of approximately 108.083.

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

The following weighted-average assumptions were used to estimate the fair value of the Equity Incentive Plan share options issued during the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Share price	$3.35	$6.25
Expected volatility	101.1%	97.1%
Risk-free rate	4.2%	3.6%
Expected life	6.0 years	6.1 years
Expected dividend yield	—%	—%

The following table summarizes the Company’s share option activity for the year ended December 31, 2024:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual	Value
	Options	(per share)	Life (Years)	(in thousands)
Options outstanding as of December 31, 2023	5,791,065	$2.12	9.3	$17,752
Granted	7,164,948	$3.45
Forfeited	(738,266)	$2.49
Options outstanding as of December 31, 2024	12,217,747	$2.88	8.9	$8,388
Options vested and exercisable as of December 30, 2024	$3,672,393	$1.50	8.2	$6,080

Included in options outstanding as of December 31, 2024 and 2023 in the table above are 2,165,369 and 2,483,135, respectively, options to purchase Class A Ordinary Shares issued to certain directors, executives, and employees outside of the Equity Incentive Plan.

In December 2024, the Company granted 1,053,000 PSOs, included in the table above, that will vest upon the earlier of achieving a one year service condition or upon the Company’s Annual General Meeting (“AGM”). The Company is recording expense over one year as the Company’s management has not deemed it probable that the AGM will be earlier than one year.

The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $2.71 and $5.79, respectively.

Market-Based Share Options

On March 20, 2023, the Company granted 306,373 options to purchase Class A Ordinary Shares (“Market-Based Share Options”) to a certain Director of the Board. These awards will vest only to the extent that the 20-day volume weighted average trading price (“VWAP”) of the Class A Ordinary Shares is over $30 per Class A Ordinary Share at any time prior to the fifth anniversary of the grant date. These awards have an exercise price of $8.16 and become exercisable when vested and the market condition is satisfied. These awards expire 10 years from the date of grant. The fair value of these Market-Based Share Options were estimated using a Monte Carlo valuation method for the year ended December 31, 2023. No Market-Based Share Options were granted during the year ended December 31, 2024.

The following table includes the weighted-average assumptions used at the grant date to determine the fair value of the Company’s Market-Based Share Options granted during the year ended December 31, 2023.

For the Year
Ended
December 31,
2023
Expected volatility	80.0%
Risk-free rate	3.6%
Expected life	2.2 years
Expected dividend yield	—%
Fair value per Market-Based Share Options	$4.66

For the years ended December 31, 2024 and 2023, the Company recorded expense related to Market-Based Share Options of $0.7 million and $0.5 million, respectively.

Restricted Share Units

The following table summarizes the Company’s RSU activity for the year ended December 31, 2024:

		Weighted
	Number of	Average
	Options	Grant Date FV
Unvested RSUs outstanding as of December 31, 2023	1,563,018	$5.93
Granted	5,000	$3.59
Forfeited	(297,342)	$5.77
Vested and issued	(393,753)	$5.77
Vested and unissued	(2,000)	$5.39
Unvested RSUs as of December 31, 2024	874,923	$5.99

For the years ended December 31, 2024 and 2023, the Company recorded expense related to RSUs of $2.0 million and $ 1.6 million, respectively.

Restricted Share Awards

During the year ended December 31, 2023, the Company converted RSUs granted to a certain director pursuant to the Equity Incentive Plan into RSAs. The following table summarizes the Company’s RSA activity for the year ended December 31, 2024:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Unvested RSAs outstanding as of December 31, 2023	499,993	8.16
Vested	(124,998)	8.16
Unvested RSAs outstanding as of December 31, 2024	374,995	$8.16

For the years ended December 31, 2024 and 2023, the Company recorded expense related to RSAs of $1.0 million and $ 0.6 million, respectively.

Equity Award Modification

On July 24, 2024, the Company entered into a settlement agreement with Someit Sidhu (“Settlement Agreement”) in connection with the Chief Executive Officer (“CEO”) transition. Pursuant to the Settlement Agreement, 1,700,000 share options became fully vested and immediately exercisable and the remaining 250,000 share options will vest annually over three years on the anniversary of the Settlement Agreement. Accordingly, for the year ended December 31, 2024, the Company recorded $5.9 million of share-based compensation expense, in general and administrative expense in the consolidated statement of operations, for the remaining grant date fair value of the 1,700,000 share options and the grant date fair value of the 250,000 share options is being recorded to compensation expense over the revised vesting period. The Company determined that the Settlement Agreement did not result in any incremental expense.

On January 10, 2024, the Company and its Chief Medical Officer (the “CMO”) entered into an agreement regarding the CMO’s departure from the Company (the “Severance Agreement”). In connection with the Severance Agreement, 67,525 of the share options previously granted to the CMO became fully vested and exercisable and 40,515 of the RSUs previously granted to the CMO became fully vested. All remaining share options and RSUs not vested were forfeited and cancelled. During the year ended December 31, 2024, the Company recognized a reversal of approximately $0.1 million of share-based compensation expense related to this modification in research and development expense in the consolidated statement of operations.

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

Other Share-based Compensation

In accordance with the anti-dilution provisions of the Pfizer Agreement, Pfizer was issued additional Series A-1 convertible preferred shares upon the closing of the Business Combination that were immediately converted to 267,939 Class A Ordinary Shares. During the year ended December 31, 2023, the Company recorded expense of $2.2 million in research and development in the consolidated statement of operations, related to these Class A Ordinary Shares based on their grant-date fair value.

Share-based Compensation Expense

Share-based compensation expense for all equity arrangements for the year ended December 31, 2024 and 2023 was as follows:

	For the Year Ended December 31,
	2024	2023
Research and development	$2,223	$2,978
General and administrative	14,575	6,677
Total share-based compensation expense	$16,798	$9,655

As of December 31, 2024, unrecognized compensation costs related to the unvested share options were $21.2 million, which the Company expects to recognize over a weighted-average period of 2.8 years. As of December 31, 2024, unrecognized compensation costs related to the unvested RSUs were $4.1 million which the Company expects to recognize over a weighted-average period of 2.2 years. As of December 31, 2024, unrecognized compensation costs related to the unvested RSAs were $2.3 million which the Company expects to recognize over a weighted-average period of 2.4 years.

10.Income Taxes

The components of loss before income taxes were as follows:

	For the Year Ended December 31,
	2024	2023
U.S. operations	$(41,837)	$(36,842)
Non-U.S. operations	(10,566)	(23,721)
Loss before income taxes	$(52,403)	$(60,563)

Provision For Income Taxes

There is no provision for income taxes because the Company has incurred losses since its inception and maintains a full valuation allowance against its net deferred tax assets.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2024	2023
Income tax at federal statutory rate	21.0%	21.0%
State income tax expense, net of federal tax effect	0.5%	(1.7)%
Impact of non-U.S. earnings	(7.1)%	(0.3)%
Change in valuation allowance	(14.3)%	(18.9)%
Non-deductible share-based compensation	(0.3)%	(0.6)%
Permanent differences	(0.1)%	(0.6)%
Other	0.3%	—%
Change in deferred tax rate	—%	1.1%
	—%	—%

The difference between the United States (“U.S.”) statutory federal income tax rate and the Company’s effective tax rate in 2024 and 2023 is primarily attributable to no tax benefit being provided on pre-tax operating losses as the Company maintains a full valuation allowance against its deferred tax assets.

Deferred Tax Assets and Valuation Allowance

The significant components of the Company’s net deferred tax assets were as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$6,008	$6,947
Intangible assets acquired	10,833	9,496
Capitalized research and development	5,838	619
Share-based compensation	1,985	831
Capitalized start-up costs	764	—
Accrued expenses and other	233	—
Total deferred income tax assets	25,661	17,893
Valuation allowance	(25,661)	(17,893)
Total deferred income tax assets, net	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is based on the assessment of available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the utilization of existing deferred tax assets. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since the Company’s inception. Such objective evidence limits the ability to consider subjective evidence such as the Company’s projections for future growth. Based on this assessment, the Company maintained a full valuation allowance against the Company’s net deferred tax assets as of December 31, 2024, and 2023. If these estimates and assumptions change in the future, the Company may be required to reduce the Company’s existing valuation allowance resulting in less income tax expense. The Company’s overall valuation allowance increased by $7.8 million during 2024 resulting from current year losses for which no tax benefit was provided.

As of December 31, 2024, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $12.4 million which may be carried forward indefinitely but are only available to offset 80% of future taxable income. In addition, the Company had $31.1 million of foreign net operating loss carryforwards of which $12.8 million was generated in the United Kingdom and $18.3 million was generated in the Cayman Islands. The NOLs generated in the United Kingdom can be carried forward indefinitely. The NOLs generated in the Cayman Islands have no value as the Cayman Islands do not impose any income tax on corporations. In addition, the Company also has approximately $12.2 million in state net operating loss carryforwards of which the Florida NOL of $0.4 million can be carried forward 20 years and the Virginia NOL of $11.8 may be carried forward indefinitely but is only available to offset 80% of future taxable income.

The net operating loss carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities. Net operating loss carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders, as defined under Section 382 of the Internal Revenue Code. This could limit the amount of NOLs that the Company could use on an annual basis to offset future taxable income or tax liabilities. As of December 31, 2024, the Company had not performed an analysis to determine whether any of the Company’s net operating loss carryforwards are subject to limitation under Sections 382 of the Internal Revenue Code.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its consolidated financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2024, the Company had no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2024.

The Company files income tax returns in the United States, the United Kingdom and certain state jurisdictions. The U.S federal tax years open to examination by the Internal Revenue Service are 2021 to 2024. The Company’s state and United Kingdom tax years that are open to tax examination are 2020 to 2024.

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

In November 2023, the Company and Stone Peach amended the terms of the agreement, voiding the Company’s obligation to exercise its Call Option, and instead reverting the Company’s rights and obligations under the Call Option back to that of the original agreement. Stone Peach, in addition to the existing Put Option, was granted the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024 and April 24, 2028 under the new agreement. The amended settlement terms represented an extinguishment and reissuance of the Z33 Series Seed Preferred Shares. The $9.2 million difference between the estimated fair value of the new instrument issued and the carrying value of the Z33 Series Seed Preferred Shares was recorded as a deemed contribution from the redeemable noncontrolling interest and as an adjustment to net loss to arrive at net loss attributable to Class A ordinary shareholders, in the consolidated statement of operations. On December 31, 2023, the redeemable noncontrolling interest was accreted to its redemption value and the difference was recorded as an adjustment to net loss to arrive at net loss attributable to Class A ordinary shareholders for the year ended December 31, 2023 in the consolidated statement of operations. On December 31, 2024, the redeemable noncontrolling interest was remeasured from its redemption price to its initial carry amount, decreased for the noncontrolling interest’s share of Z33’s net loss, and the difference was recorded as an adjustment to net loss to arrive at net loss attributable to Class A ordinary shareholders for the year ended December 31, 2024 in the consolidated statement of operations.

As of December 31, 2024 and 2023, the redeemable noncontrolling interest balance was $11.7 million and $18.7 million, respectively.

13.	Defined Contribution Plans

The Company maintains a 401(k) defined contribution retirement plan (the “401(k) Plan”) for all of its U.S. employees. For the 401(k) Plan, the Company makes a matching contribution up to a maximum of 6% of an employee’s annual salary. For U.K. employees, the Company contributes up to 6% of an employee’s annual salary to defined contribution retirement pension plans. Contributions made by the Company vest 100% upon contribution. For the year-ended December 31, 2024 and 2023, the Company recorded expense of $0.3 million and $0.1 million, respectively for the defined contribution plans.

14.	Subsequent Events

On January 1, 2025, the Class A Ordinary Shares reserved for future issuances under the Equity Incentive Plan and ESPP were each increased by the annual automatic increase of 5% of outstanding Class A Ordinary Shares as of December 31, 2024, or 3,264,877 Class A Ordinary Shares.

In the first quarter of 2025, the Company sold 3,000,000 Class A Ordinary Shares at a price of $1.75 per share under the ATM, for net proceeds of $5.1 million, after placement agent commissions.

In February 2025, the Company granted options to purchase 3,572,790 Class A Ordinary Shares to employees under the Equity Incentive Plan. The share options vest over four years.