Form 10-Q
period 2025-03-31
Zura Bio Ltd
filed 2025-05-08
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 61,874,998 Class A Ordinary Shares outstanding

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

Additional discussion of the risks, uncertainties and other factors described above, as well as other risks material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report), as supplemented by the risks and uncertainties described in “Risk Factors” Item 1A. Risk Factors in Part II of this Quarterly Report. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other transactions we may execute.

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with this Quarterly Report and the documents referenced within this Quarterly Report and the other cautionary statements that are included elsewhere in this Quarterly Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements, reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Zura Bio Limited

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$170,569	$176,498
Prepaid expenses and other current assets	1,123	2,246
Total current assets	171,692	178,744
Property and equipment, net	106	91
Other assets	698	698
Total assets	$172,496	$179,533

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$21,092	$19,514
Total current liabilities	21,092	19,514
Total liabilities	21,092	19,514

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	11,663	11,663

Shareholders’ Equity
Preferred shares, $0.0001 par value, 1,000,000 authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 68,374,998 and 65,297,530 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	311,532	302,705
Accumulated deficit	(173,339)	(155,897)
Total Zura Bio Limited shareholders’ equity	138,200	146,815
Noncontrolling interest	1,541	1,541
Total shareholders’ equity	139,741	148,356
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$172,496	$179,533

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended
	March 31
	2025	2024
Operating expenses:
Research and development	$10,474	$3,593
General and administrative	8,780	4,786
Total operating expenses	19,254	8,379
Loss from operations	(19,254)	(8,379)
Other (income)/expense, net
Interest income	(1,817)	(1,215)
Change in fair value of private placement warrants	—	606
Other expense (income), net	5	(23)
Total other income, net	(1,812)	(632)
Loss before income taxes	(17,442)	(7,747)
Income tax benefit	—	—
Net loss	(17,442)	(7,747)
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	—	7,017
Net loss attributable to Class A Ordinary Shareholders of Zura	$(17,442)	$(730)
Net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	$(0.19)	$(0.02)
Weighted-average Class A Ordinary Shares used in computing net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	92,964,048	46,914,542

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Equity

(Unaudited)

(In thousands, except share data)

For the Three Months Ended March 31, 2025

	Redeemable	Class A		Additional			Total
	Noncontrolling	Ordinary Shares		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2024	$11,663	65,297,530	$7	$302,705	$(155,897)	$1,541	$148,356
Issuance of Class A Ordinary Shares in connection with a sale under the ATM, net of $0.2 million of commissions	—	3,000,000	—	5,093	—	—	5,093
Stock option exercises and restricted stock unit releases	—	77,468	—	90	—	—	90
Share-based compensation	—	—	—	3,644	—	—	3,644
Net loss	—	—	—	—	(17,442)	—	(17,442)
Balance as of March 31, 2025	$11,663	68,374,998	$7	$311,532	$(173,339)	$1,541	$139,741

For the Three Months Ended March 31, 2024

	Redeemable	Class A		Additional			Total
	Noncontrolling	Ordinary Shares		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2023	$18,680	43,593,678	$4	$162,820	$(103,494)	$1,541	$60,871
Share-based compensation	—	—	—	2,409	—	—	2,409
Net loss	—	—	—	—	(7,747)	—	(7,747)
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	(7,017)	—	—	7,017	—	—	7,017
Balance as of March 31, 2024	$11,663	43,593,678	$4	$172,246	$(111,241)	$1,541	$62,550

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended March 31
	2025	2024
Cash flows from operating activities
Net loss	$(17,442)	$(7,747)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	3,644	2,409
Change in fair value of private placement warrants	—	606
Depreciation and amortization	9	—
Foreign exchange transaction loss (gain)	24	(23)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,123	380
Accounts payable and accrued expenses	1,579	(607)
Net cash used in operating activities	(11,063)	(4,982)
Cash flows from investing activities
Purchase of property and equipment	(49)	(7)
Purchase of research and development license	—	(5,000)
Net cash used in investing activities	(49)	(5,007)
Cash flows from financing activities
Proceeds from issuance of Class A Ordinary Shares in connection with a sale under the ATM, net of $0.2 million of commissions	5,093	—
Proceeds from exercise of stock options	90	—
Net cash provided by financing activities	5,183	—
Net decrease in cash and cash equivalents	(5,929)	(9,989)
Cash and cash equivalents, beginning of period	176,498	99,806
Cash and cash equivalents, ending of period	$170,569	$89,817

Supplemental Disclosure
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Adjustments to redeemable noncontrolling interest from redemption value to carrying value	$—	$7,017
Purchase of property and equipment included in accounts payable and accrued expenses	$—	$2

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

Prior to the Business Combination, JATT’s public shares, public warrants, and public units were listed on the New York Stock Exchange (“NYSE”) under the symbols “JATT,” “JATT.WS,” and “JATT.U,” respectively. On March 20, 2023, the Company’s Class A ordinary shares (“Class A Ordinary Shares”) and public warrants began trading on the Nasdaq Stock Market (“Nasdaq”) under the symbols “ZURA” and “ZURAW,” respectively. As of August 27, 2024, the Public Warrants (as defined herein) were no longer listed on the Nasdaq in connection with the completion of the Warrant Exchange (as defined herein). See Note 7.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the condensed consolidated financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an emerging growth company. The Company expects to no longer be an emerging growth company effective December 31, 2026.

Liquidity

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company has an accumulated deficit of $173.3 million and $155.9 million as of March 31, 2025 and December 31, 2024, respectively, and a net loss of $17.4 million and $7.7 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s existing sources of liquidity as of March 31, 2025 include $170.6 million in cash and cash equivalents.

Prior to the Business Combination, the Company historically funded operations primarily with issuances of convertible preferred shares and a promissory note. Upon the closing of the Business Combination, the Company received $56.7 million in net cash proceeds. Additionally, the Company raised (a) $10.6 million of cash proceeds after placement agent commissions in connection with sales under the ATM (as defined herein), (b) an aggregate of $105.3 million of net cash proceeds from the sale of Class A Ordinary Shares and pre-funded warrants in April 2024 (the “April 2024 Private Placement”), and (c) $75.8 million in net cash proceeds from the sale of Class A Ordinary Shares and pre-funded warrants in May and June 2023 (the “April 2023 Private Placement”). The Company’s cash requirements include, but are not limited to, clinical development, product manufacturing costs and working capital requirements. The Company expects that such operating losses and negative cash flows from operations will continue, but that it should have sufficient liquidity to fund its operations over the next twelve months.

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

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial statements. These condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. As such, the information included herein should be read in conjunction with the Company’s consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024 (the “audited consolidated financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 25, 2025 (the “Annual Report”). In Management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025 and the results of operations for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Company’s consolidated financial statements in the Company’s Annual Report.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to, the fair value of share-based compensation, the fair value of redeemable noncontrolling interest, the valuation allowance of deferred tax assets resulting from net operating losses and the fair value of the private placement warrants.

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

The Company’s product candidates will require approvals from the United States Food and Drug Administration (“FDA”) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval for any product candidate, it could have a material adverse impact on the Company.

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

The accounting policies of the Company’s segment are the same as those described within this footnote. The CODM uses net loss, that is reported in the condensed consolidated statements of operations to assess performance for the Company’s segment and decide how to allocate resources. The significant expenses within net loss are separately presented in the Company’s condensed consolidated statement of operations. The CODM monitors budget versus actual results using operating loss which is a component of net loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to Class A Ordinary Shareholders by the weighted-average number of Class A Ordinary Shares outstanding during the period. Basic and diluted net loss per share were the same for each period presented as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive due to the Company’s net loss.

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as of the periods presented because to do so would be anti-dilutive:

	March 31,
	2025	2024
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	13,593,638	7,108,188
Shares issuable upon exercise of Z33 Series Seed Preferred Shares Put Right	2,000,000	2,000,000
Shares issuable upon vesting of restricted share units	859,923	1,421,473
Restricted share awards	249,997	374,995
Shares issuable upon exercise of warrants to purchase Class A Ordinary Shares	—	12,809,996
Total	16,703,558	23,714,652

Recently Issued Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company beginning with the Company’s Annual Report on Form-10-K for the year ended December 31, 2025. Early adoption is permitted. The Company is currently evaluating the presentational effect that ASU 2023-09 will have on the Company’s consolidated financial statements and disclosures, but the Company expects considerable changes to the Company’s income tax disclosures.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and the fair value hierarchy of the valuation techniques utilized.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$167,563	$—	$—	$167,563

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$170,743	$—	$—	$170,743

There were no transfers into or out of Level 1, Level 2, or Level 3 during the three months ended March 31, 2025.

Private Placement Warrants

In August 2024, pursuant to the Warrant Exchange, the Company exchanged all of the outstanding Private Placement Warrants (as defined herein) for Class A Ordinary Shares. See Note 7. The Private Placement Warrants were measured at fair value on a recurring basis. Because the transfer of Private Placement Warrants to non-permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants (as defined herein), the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. Accordingly, the Private Placement Warrants were classified as Level 2 financial instruments. Upon completion of the Warrant Exchange, the Private Placement Warrants were remeasured to settlement value which was determined based on the fair value of the Class A Ordinary Shares issued in exchange for the Private Placement Warrants. There were no Private Placement Warrants outstanding as of March 31, 2025 and December 31, 2024. The change in fair value of the Private Placement Warrants for the three months ended March 31, 2024 was $0.6 million.

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Accrued research and development costs	$8,302	$7,100
Accrued 2023 Lilly License costs	9,500	9,500
Accrued bonus	717	1,713
Accounts payable	1,249	733
Accrued professional fees	796	318
Other accrued expenses	528	150
Total accounts payable and accrued expenses	$21,092	$19,514

5.	License Agreements

2023 Lilly License

On April 26, 2023, the Company’s consolidated subsidiary ZB17 LLC (“ZB17”) entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License (as defined below), the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“tibulizumab”).

In 2023, as a finder’s fee for arranging the acquisition of the 2023 Lilly License, ZB17 granted Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with tibulizumab and expires one year from the date of first indication approval for tibulizumab by the FDA or the European Medicines Agency (“EMA”). The Stone Peach Call Right represents noncontrolling interest in the Company’s consolidated subsidiary, ZB17. As of March 31, 2025 and December 31, 2024, the noncontrolling interest balance was $1.5 million in the condensed consolidated balance sheets.

As additional consideration, beginning on May 1, 2023, Stone Peach receives an annual payment of $0.6 million initially, and increasing by 10% annually, so long as the Company maintains its license for tibulizumab, to be paid on May 1st of each year. The Company records expenses for these annual payments when they become due.

A one-time payment of $4.5 million for additional consideration due to Stone Peach upon acceptance from the FDA for its Investigational New Drug (“IND”) and commencement of the clinical trial for tibulizumab was recorded in research and development in the consolidated statement of operations for the year ended December 31, 2024 and is included in accounts payable and accrued expenses in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, the Company agreed to make a one-time milestone payment of $5.0 million to BAFFX17, Ltd (“BAFFX17”) upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by the Company of at least $100.0 million, (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) the Company’s fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis) as measured on April 24th of each year. As the Company’s fully diluted shares outstanding exceeded 52,500,000 shares prior to December 31, 2023, the $5.0 million fee was recorded in research and development in the consolidated statement of operations for the year ended December 31, 2023, and is included in accounts payable and accrued expenses in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

In addition to the consideration paid and/or earned during the years ended December 31, 2024 and 2023, the Company is also obligated to make payments (a) to Lilly for four (4) development milestone payments up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from tibulizumab; (b) to Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of tibulizumab in a country) for an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years; (c) to BAFFX17 for a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License or the 2023 Lilly License; (d) to Stone Peach for a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction; and (e) to Stone Peach for a royalty of 2% of the aggregate net sales of any products developed from the Compound (collectively, the “2023 Lilly Contingent Payments”). As of March 31, 2025, none of the 2023 Lilly Contingent Payments are due and accordingly will not be recorded in the Company’s financial statements until they are due.

2022 Lilly License

On December 8, 2022, the Company’s consolidated subsidiary, Z33, entered into a license agreement (the “2022 Lilly License”) with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly), royalty-bearing global license to develop, manufacture, and commercialize certain intellectual property owned by Lilly relating to its IL-33 compound.

In 2022, as a finder’s fee for the 2022 Lilly License, the Company’s consolidated subsidiary Z33 issued 4,900,222 shares of Z33 Series Seed Preferred Shares to Stone Peach. Zura and Stone Peach have the following rights, as amended, (a) Zura has the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement (the “Call Option”); (b) Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura for a price per share of $2.040724 (the “Put Option”), and (c) Stone

Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024, and April 24, 2028. See Note 10. The Z33 Series Seed Preferred Shares are remeasured to the greater of the redemption value or the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33, at each reporting period. The Z33 Series Seed Preferred Shares represent redeemable noncontrolling interest in the Company’s consolidated subsidiary, Z33.

In addition to the consideration paid and transferred in 2022 and 2023, the Company is also obligated to make payments to Lilly for (a) $3.0 million upon the completion of a financing by Z33 with gross proceeds exceeding $100.0 million; (b) 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound, if any; and (c) an annual earned royalty at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year, if any year (collectively, the “2022 Lilly Contingent Payments”). The Company will account for these contingent milestone payments when they become due. As of March 31, 2025, none of the 2022 Lilly Contingent Payments are due and accordingly will not be recorded in the Company’s financial statements until they are due.

Pfizer Agreement

On March 22, 2022, the Company entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer. Under the Pfizer Agreement, the Company acquired a license for a compound previously developed by Pfizer.

In addition to the consideration paid and transferred during 2022 and 2023 and the first $1.0 million development milestone paid during 2024, the Company is obligated to make payments to Pfizer for (a) eleven (11) remaining future development and regulatory milestone payments aggregating up to $69.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”), if any; and (b) an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of net sales of the Company’s Products, if any (collectively, the “Pfizer Contingent Payments”). Royalties are payable on a country-by-country basis for a certain period of years or upon the later expiration of regulatory exclusivity of the Company’s Products in a country.

As of March 31, 2025, no additional Pfizer Contingent Payments are due and accordingly no additional Pfizer Contingent Payments will be recorded in the Company’s financial statements until they are due.

Lonza License

In July 2022, the Company entered into a license agreement (the “Lonza License”) with Lonza Sales AG (“Lonza”) for a worldwide non-exclusive license for Lonza’s gene expression system in exchange for varying considerations depending on a number of factors such as whether the Company enters further into manufacturing agreements with Lonza or with a third party, and whether the Company enters into sublicense agreements with third parties (including up to middle six-figure annual payments per sublicense upon commencement of a sublicense, as well as royalties of up to low-single digit percentages of net sales of certain products over a commercially standard double-digit multi-year term). The Lonza License will remain in effect until terminated. The Company may terminate the Lonza License at any time upon 60 days’ notice, with or without cause. Lonza may terminate the Lonza License for cause upon a breach by the Company or for other commercially standard reasons.

Pursuant to the terms of the Lonza License, the Company has a license fee of $0.4 million due to Lonza annually in the fourth quarter as a result of manufacturing drug substance with a third party other than Lonza since 2023. For the year ended December 31, 2024 the Company recorded $0.4 million for the Lonza License, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of March 31, 2025.

WuXi Biologics License

In July 2023, the Company entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics and its Affiliates (“WuXi Biologics”) for certain of WuXi Biologics’ know – how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). If the Company manufactures all of its commercial supplies of bulk drug product for WuXi Biologics Licensed Products with a manufacturer other than WuXi Biologics or its affiliates, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If the Company manufactures part of its commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by the Company upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by the Company that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure. As of March 31, 2025, there are no payments currently due under the Cell Line License Agreement.

6.	Shareholders’ Equity

On March 16, 2023, in connection with the closing of the Business Combination and effective upon the Closing Date, the Company authorized 300,000,000 Class A Ordinary Shares, par value of $0.0001 and 1,000,000 preferred shares, par value of $0.0001.

Shelf Registration and ATM Program

The Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which was declared effective on September 17, 2024. Pursuant to the Shelf Registration Statement, the Company may offer and sell ordinary shares, preference shares, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the filing of the Shelf Registration Statement, the Company also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”), relating to the sale of the Company’s Class A Ordinary Shares having an aggregate gross sales price of up to $125.0 million, from time to time through Leerink Partners, acting as sales agent (the “ATM”). During 2024, the Company incurred $0.6 million of offering expenses in connection with establishing the ATM.

In the first quarter of 2025, the Company sold 3,000,000 Class A Ordinary Shares at a price of $1.75 per share under the ATM, for net proceeds of $5.1 million, after placement agent commissions. As of March 31, 2025, $114.0 million of Class A Ordinary Shares remained available for sale under the Sales Agreement.

Ordinary Shares Reserved for Issuance

A summary of shares reserved for issuance as of March 31, 2025 is summarized below:

March 31, 2025
Shares issuable upon exercise of pre-funded warrants to purchase Class A Ordinary Shares	23,884,348
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	15,687,069
Shares available for grant under 2023 Equity Incentive Plan and ESPP	4,772,779
Shares issuable upon exercise of Z33 Put Right	2,000,000
Shares issuable upon release of restricted share units	874,923
Total shares reserved for issuance	47,219,119

7.	Warrants

Pre-Funded Warrants

On August 15, 2024, the Company entered into a share surrender and warrant agreement with certain affiliated shareholders (the “Shareholders”), pursuant to which (i) the Shareholders surrendered an aggregate of 4,000,000 Class A Ordinary Shares owned by the Shareholders, for no consideration, which were immediately cancelled and retired, upon surrender; and (ii) the Company issued pre-funded warrants to purchase an aggregate of 4,000,000 Ordinary Shares, with an exercise price of $0.001 per share (the “Share Exchange Warrants”). See Note 12, Subsequent Events, for additional agreements entered into after March 31, 2025.

In connection with the April 2024 Private Placement, the Company sold to accredited investors the pre-funded warrants to purchase up to 16,102,348 Class A Ordinary Shares at a price of $3.107 per pre-funded warrant for an aggregate purchase price of $108.3 million (the “2024 Pre-Funded Warrants”).

In connection with the April 2023 Private Placement, the Company sold to accredited investors pre-funded warrants to purchase up to 3,782,000 Class A Ordinary Shares at a price of $4.249 per pre-funded warrant for an aggregate purchase price of approximately $16.1 million (the “2023 Pre-Funded Warrants”).

The following table presents the aggregate number of 2023 Pre-Funded Warrants, 2024 Pre-Funded Warrants and Share Exchange Warrants (collectively, the “Pre-Funded Warrants”) outstanding and their exercise price as of March 31, 2025:

Warrants Issued	Exercise Price
23,884,348	$0.001

Each Pre-Funded Warrant is exercisable for one Class A Ordinary Share at any time or times until the Pre-Funded Warrants are exercised in full. A holder of the Pre-Funded Warrants (together with its affiliates and other attribution parties) may not exercise any portion of a Pre-Funded Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would beneficially own more than 4.99% or 9.99%, depending on the holder of the Company’s outstanding Class A Ordinary Shares immediately after exercise, which percentage may be increased or decreased to any other percentage specified not in excess of 19.99% at the holder’s election upon 61 days’ notice to the Company subject to the terms of the Pre-Funded Warrants.

Warrant Exchange

On August 12, 2024, the Company completed an exchange offer (the “Exchange Offer”) relating to its outstanding warrants that it assumed in connection with the Business Combination, including (i) public warrants to purchase 5,910,000 Class A Ordinary Shares (the “Public Warrants”) that were held by JATT, and (ii) private placement warrants to purchase 6,899,996 Class A Ordinary Shares (the “Private Placement Warrants”) that were held by JATT shareholders, and issued 2,064,082 Class A Ordinary Shares in exchange for the Public Warrants and 1,718,108 Class A Ordinary Shares in exchange for the Private Placement Warrants.

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

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Employee Stock Purchase Plan (the “ESPP”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The maximum number of Class A Ordinary Shares that may be issued under the ESPP is 4,029,898, plus an aggregate number of Class A Ordinary shares that are automatically added under the Equity Incentive Plan on January 1st of each calendar year, beginning on January 1, 2024, and ending on and including January 1, 2029, as discussed above. The ESPP enables eligible employees of the Company and designated affiliates to purchase Class A Ordinary Shares at a discount of 15%. As of March 31, 2025, the Company has not activated its ESPP.

On January 1, 2025, the Class A Ordinary Shares reserved for future issuances under the Equity Incentive Plan and ESPP were each increased by the annual automatic increase of 5% of outstanding Class A Ordinary Shares as of December 31, 2024, or 3,264,877 Class A Ordinary Shares. As of March 31, 2025, a maximum of 20,153,865 Class A Ordinary Shares were authorized for issuance under the Equity Incentive Plan and ESPP, collectively.

Equity Incentive Plan

Share Options

The fair value of Equity Incentive Plan share options are estimated on the date of grant using the Black-Scholes option pricing model. The Company lacks significant company-specific historical and implied volatility information. Therefore, it estimates its expected share volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s share options has been determined using the simplified method, averaging the vesting period and the contractual life of the share options granted. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following weighted-average assumptions were used to estimate the fair value of the Equity Incentive Plan share options issued during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Share price	$1.20	$3.53
Expected volatility	99.7%	107.0%
Risk-free rate	4.1%	4.1%
Expected term (in years)	6.1	6.0
Expected dividend yield	0%	0%

The following table summarizes the Company’s share option activity for the three months ended March 31, 2025:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual	Value
	Options	(per share)	Life (Years)	(in thousands)
Options outstanding as of December 31, 2024	12,217,747	$2.88	8.9	$8,388
Granted	3,572,790	$1.20
Exercised	(75,468)	$1.20
Forfeited	(28,000)	$3.59
Options outstanding as of March 31, 2025	15,687,069	$2.50	9.0	$4,096
Options vested and exercisable as of March 31, 2025	4,445,826	$1.85	8.2	$2,851

Included in options outstanding as of March 31, 2025 and December 31, 2024 in the table above are 2,089,901 and 2,165,369, respectively, options to purchase Class A Ordinary Shares issued to certain directors, executives, and employees outside of the Equity Incentive Plan.

In December 2024, the Company granted 1,053,000 share options to purchase Class A Ordinary shares with non-market performance conditions (“PSOs”), included in the table above, that will vest upon the earlier of achieving a one-year service condition or upon the Company’s Annual General Meeting (“AGM”). In February 2025, the date of the AGM was set to May 21, 2025, accordingly management determined that the performance condition was met and began recording the remaining unrecognized compensation expense of $1.5 million ratably through the date of the AGM.

The weighted average grant date fair value of options granted during the three months ended March 31, 2025 and 2024 was $0.97 and $2.91, respectively.

Market-Based Share Options

As of March 31, 2025, there are 306,373 options outstanding to purchase Class A Ordinary Shares, with market-based performance conditions, (“Market-Based Share Options”) that were granted to a certain director of the board during 2023. These awards will vest only to the extent that the 20-day volume weighted average trading price (“VWAP”) of the Class A Ordinary Shares is over $30 per Class A Ordinary Share at any time prior to the fifth anniversary of the grant date. These awards have an exercise price of $8.16 and become exercisable when vested and the market condition is satisfied. These awards expire 10 years from the date of grant. The fair value of these Market-Based Share Options was estimated using a Monte Carlo valuation method on the grant date. No Market-Based Share Options were granted during the three months ended March 31, 2025 and the year ended December 31, 2024.

In each of the three months ended March 31, 2025 and 2024, the Company recorded expense related to Market-Based Share Options, at the grant date fair value, of $0.2 million.

Restricted Share Units

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2025:

		Weighted
	Number of	Average
	RSUs	Grant Date FV
Unvested RSUs outstanding as of December 31, 2024	874,923	$5.99
Unvested RSUs outstanding as of March 31, 2025	874,923	$5.99

For the three months ended March 31, 2025 and 2024, the Company recorded expense related to RSUs of $0.4 million and $0.6 million, respectively.

Restricted Share Awards

The following table summarizes the Company’s RSA activity for the three months ended March 31, 2025:

		Weighted
		Average
	Number of	Grant Date
	RSAs	Fair Value
Unvested RSAs outstanding as of December 31, 2024	374,995	8.16
Vested	(124,998)	8.16
Unvested RSAs outstanding as of March 31, 2025	249,997	$8.16

For each of the three months ended March 31, 2025 and 2024, the Company recorded expense related to RSAs of $0.3 million.

Share-based Compensation Expense

Share-based compensation expense for all equity arrangements for the three months ended March 31, 2025 and 2024 was as follows:

	For the Three Months Ended March 31,
	2025	2024
Research and development	$518	$433
General and administrative	3,126	1,976
Total share-based compensation expense	$3,644	$2,409

As of March 31, 2025, there was approximately $21.7 million of total unrecognized share-based compensation expense related to options granted to employees, executives, and directors that is expected to be recognized over a weighted average period of 3.1 years. As of March 31, 2025, there was approximately $3.7 million of total unrecognized share-based compensation expense related to RSUs granted to certain employees, executives, and directors under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 2.2 years. As of March 31, 2025, there was approximately $2.0 million of total unrecognized share-based compensation expense related to RSAs granted to a certain director under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 2.0 years.

9.	Commitments and Contingencies

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

10.	Redeemable Noncontrolling Interest

As a finder’s fee for the 2022 Lilly License, the Company’s consolidated subsidiary Z33 issued 4,900,222 shares of Z33 Series Seed Preferred Shares to Stone Peach. Zura and Stone Peach have the following rights, as amended, (a) Zura has the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement (the “Call Option”); (b) Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura for a price per share of $2.040724 (the “Put Option”), and (c) Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024, and April 24, 2028.

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

As of each of March 31, 2025 and December 31, 2024, the redeemable noncontrolling interest balance was recorded at its initial carrying amount, decreased for the noncontrolling interest’s share of Z33’s net loss, of $11.7 million.

For the three months ended March 31, 2024, the Company recorded the $7.1 million difference from remeasuring the redeemable noncontrolling interest from its redemption price to its initial carrying amount, decreased for the noncontrolling interest’s share of Z33’s net loss, as an adjustment to net loss to arrive at net loss attributable to Class A ordinary shareholders for the three months ended March 31, 2024 in the condensed consolidated statement of operations.

11.	Defined Contribution Plans

The Company maintains a 401(k) defined contribution retirement plan (the “401(k) Plan”) for all of its U.S. employees. For the 401(k) Plan, the Company makes a matching contribution up to a maximum of 6% of an employee’s annual salary. For U.K. employees, the Company contributes up to 6% of an employee’s annual salary to defined contribution retirement pension plans (the “U.K. Defined Contribution Plan” and, together with the 401(k) Plan, the “Defined Contribution Plans”). Contributions made by the Company vest 100% upon contribution. For each of the three months ended March 31, 2025 and 2024, the Company recorded expense of $0.1 million for the Defined Contribution Plans.

12.	Subsequent Events

In April 2025, the Company entered into share surrender and warrant agreements with certain affiliated shareholders (the “2025 Shareholders”), pursuant to which (i) the 2025 Shareholders surrendered an aggregate of 6,500,000 Class A Ordinary Shares owned by the 2025 Shareholders, for no consideration, which were immediately cancelled and retired, upon surrender; and (ii) the Company issued pre-funded warrants to purchase an aggregate of 6,500,000 Class A Ordinary Shares with an exercise price of $0.001 per share and no expiration date (the “2025 Pre-Funded Warrants). The 2025 Pre-Funded Warrants are exercisable immediately and have substantially identical terms to the form of 2024 Pre-Funded Warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements as of December 31, 2024, included in the 2024 Annual Report filed with the SEC on March 25, 2025, and in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors” in our Form 10-K filed with the SEC on March 25, 2025, as supplemented by the risks and uncertainties described in “Risk Factors” Item I.A. Risk Factors in Part II of this Quarterly Report, that could cause actual results to differ materially from historical results or anticipated results. You should carefully read the information under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Zura,” “we,” “us,” and “our” refer to Zura Bio Limited, a Cayman Islands exempted company formerly known as JATT Acquisition Corp, and its consolidated subsidiaries. References to JATT Acquisition Corp or “JATT” refer to the Company prior to the consummation of the Business Combination.

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

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting manufacturing, and research and development activities. Our lead product candidates are in the clinical testing stage; however, prior to the initiation of TibuSURE in December 2024, we have not conducted any clinical tests ourselves, nor have any been conducted during the period since our inception. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of our convertible preferred shares of Zura Bio UK through March 31, 2023; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million in December 2022; (iii) proceeds from the Business Combination of $56.7 million in March 2023; (iv) the sale of Class A Ordinary Shares and pre-funded warrants during the year ended December 31, 2023 (the “April 2023 Private Placement”), raising an aggregate of $80.0 million of gross proceeds; (v) the sale of Class A Ordinary Shares and pre-funded warrants in April 2024 (the “April 2024 Private Placement”) raising an aggregate of $112.5 million of gross proceeds; (vi) the sale of 1,500,000 Class A Ordinary Shares at a price of $3.80 per share under the ATM (as defined below) for net proceeds of $5.5 million, after placement agent commissions, in September 2024; and (vii) the sale of 3,000,000 Class A Ordinary Shares at a price of $1.75 per share under the ATM for net proceeds of $5.1 million, after placement agent commissions, in the first quarter of 2025.

Since our inception, we have incurred significant operating losses. Our net loss for the three months ended March 31, 2025 and 2024 were $17.4 million and $7.7 million, respectively. As of March 31, 2025, we had an accumulated deficit of $173.3 million. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Business Combination

On March 20, 2023 (the “Closing Date”), we consummated the previously-announced transactions contemplated by the Business Combination Agreement, dated June 16, 2022, as amended on September 20, 2022, November 14, 2022, and January 13, 2023 by and among Zura Bio Limited, a limited company incorporated under the laws of England and Wales (“Zura Bio UK”), JATT Acquisition Corp, a Cayman Islands exempted company (“JATT”), JATT Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub”), JATT Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub 2”) and Zura Bio Holdings Ltd, a Cayman Islands exempted company (“Holdco”), following the approval at an extraordinary general meeting of JATT’s shareholders held on March 16, 2023.On March 21, 2023, our Class A Ordinary Shares and public warrants began trading on the Nasdaq under the symbols “ZURA” and “ZURAW,” respectively. As of August 27, 2024, our public warrants were no longer listed on the Nasdaq in connection with the completion of our exchange of our public warrants for shares.

Shelf Registration and ATM Program

Pursuant to the shelf registration statement on Form S-3 declared effective on September 17, 2024 (the “Shelf Registration Statement”), we may offer and sell ordinary shares, preference shares, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the filing of the Shelf Registration Statement, we also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”), relating to the sale of our Class A Ordinary Shares having an aggregate gross sales price of up to $125.0 million, from time to time through Leerink Partners, acting as sales agent (the “ATM”). In the first quarter of 2025, we sold 3,000,000 Class A Ordinary Shares at a price of $1.75 per share under the ATM, for net proceeds of $5.1 million, after placement agent commissions. As of the date of this filing, we have $114.0 million of Class A Ordinary Shares remaining available for sale under the Sales Agreement.

Pre-Funded Warrant Exchange

In April 2025, we entered into share surrender and warrant agreements with certain affiliated shareholders (the “2025 Shareholders”), pursuant to which (i) the 2025 Shareholders surrendered an aggregate of 6,500,000 Class A Ordinary Shares owned by the 2025 Shareholders, for no consideration, which were immediately cancelled and retired, upon surrender; and (ii) we issued pre-funded warrants to purchase an aggregate of 6,500,000 Class A Ordinary Shares, with an exercise price of $0.001 per share and no expiration date (the “2025 Pre-Funded Warrants). The 2025 Pre-Funded Warrants are exercisable immediately and have substantially identical terms to the pre-funded warrants issued in 2024 in connection with our April 2024 subscription agreements.

2023 Lilly License

On April 26, 2023, our consolidated subsidiary ZB17 LLC (“ZB17”) entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License (as defined below), the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“tibulizumab”).

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, in 2023 ZB17 granted Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with tibulizumab and expires one year from the date of first indication approval for tibulizumab by the United States Food and Drug Administration (“FDA”) or the European Medicines Agency (“EMA”). The Stone Peach Call Right represents noncontrolling interest in our consolidated subsidiary, ZB17. As of March 31, 2025 and December 31, 2024 the noncontrolling interest balance was $1.5 million in the condensed consolidated balance sheets.

As additional consideration, beginning on May 1, 2023, Stone Peach receives an annual payment of $0.6 million initially, and increasing by 10% annually, so long as we maintain our license for tibulizumab, to be paid on May 1st of each year. We record expenses for these annual payments when they become due.

A one-time payment of $4.5 million for additional consideration due to Stone Peach upon acceptance from the FDA for our Investigational New Drug (“IND”) and commencement of our clinical trial for tibulizumab was recorded in research and development in the consolidated statement of operations for the year ended December 31, 2024 and is included in accounts payable and accrued expenses in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

As a finder’s fee for arranging the acquisition of the 2023 Lilly License, we agreed to make a one-time milestone payment of $5.0 million to BAFFX17, Ltd (“BAFFX17”) upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by us of at least $100.0 million (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) our fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis), as measured on April 24th of each year. As our fully diluted shares outstanding exceeded 52,500,000 shares prior to December 31, 2023, the $5.0 million fee was recorded in research and development in the consolidated statement of operations for the year ended December 31, 2023, and is included in accounts payable and accrued expenses in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

In addition to the consideration paid and/or earned in 2024 and 2023, we are also obligated to make payments (a) to Lilly for four (4) development milestone payments up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from tibulizumab; (b) to Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of tibulizumab in a country) for an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years; (c) to BAFFX17 for a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License or the 2023 Lilly License; (d) to Stone Peach for a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction; and (e) to Stone Peach for a royalty of 2% of the aggregate net sales of any products developed from the Compound (collectively, the “2023 Lilly Contingent Payments”). As of March 31, 2025, none of the 2023 Lilly Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due.

2022 Lilly License

On December 8, 2022, our consolidated subsidiary, Z33 Bio Inc. (“Z33”), entered into a license agreement (the “2022 Lilly License”) with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly), royalty-bearing global license to develop, manufacture, and commercialize certain intellectual property owned by Lilly relating to its IL-33 compound.

In 2022, as a finder’s fee in connection with arranging the acquisition, Z33 issued to Stone Peach Properties, LLC (“Stone Peach”) 4,900,222 shares of Z33 Series Seed Preferred Shares to Stone Peach. We and Stone Peach have the following rights, as amended, (a) we have the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement (the “Call Option”); (b) Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to us for a price per share of $2.040724 (the “Put Option”), and (c) Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to us in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024, and April 24, 2028. The Z33 Series Seed Preferred Shares are remeasured to the greater of the redemption value or the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33, at each reporting period. The Z33 Series Seed Preferred Shares represent redeemable noncontrolling interest in our consolidated subsidiary, Z33.

In addition to the consideration paid and transferred in 2022, we are also obligated to make payments to Lilly for (a) $3.0 million upon the completion of a financing by Z33 with gross proceeds exceeding $100.0 million; (b) 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound, if any; and (c) an annual earned royalty at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on Net Sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year, if any year (collectively, “the “2022 Lilly Contingent Payments”). We will account for these contingent milestone payments as they become due. As of March 31, 2025, none of the 2022 Lilly Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due.

Pfizer Agreement

On March 22, 2022, we entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer. Under the Pfizer Agreement, we acquired a license for a compound previously developed by Pfizer.

In addition to the consideration paid and transferred during 2022 and 2023 and the first $1.0 million development milestone paid during 2024, we are obligated to make payments to Pfizer for (a) eleven (11) remaining future development and regulatory milestone payments aggregating up to $69.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”), if any; and (b) an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of net sales of Products, if any (collectively, the “Pfizer Contingent Payments”). Royalties are payable on a country-by-country basis for a certain period of years or upon the later expiration of regulatory exclusivity of our Products in a country.

As of March 31, 2025, no additional Pfizer Contingent Payments are due and accordingly no additional Pfizer Contingent Payments will be recorded in our financial statements until they are due.

Impact of Global Economic Trends

Macroeconomic conditions, including uncertainties associated with the changes to and by the United States federal government administration, the Israel-Hamas war, the ongoing conflict between Ukraine and Russia, international trade policies including tariffs, economic slowdowns, public health crises, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets or other evolving macroeconomic developments, continue to have direct and indirect impacts on our business and could in the future materially impact our results of operations and financial condition. Recent tariffs and trade restrictions have increased costs and complexity for many businesses, which we expect to have an adverse impact on our business. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational performance and financial condition, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily consist of professional fees for legal, accounting, and consulting costs relating to corporate matters, as well as salaries and related costs for personnel in executive and administrative functions and board of director fees, including share-based compensation.

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

Results of Operations

Comparison of the Three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	For the Three Months Ended
	March 31,		$	%
	2025	2024	Change	Change
Operating expenses:
Research and development	$10,474	$3,593	$6,881	192%
General and administrative	8,780	4,786	3,994	83%
Total operating expenses	19,254	8,379	10,875	130%
Loss from operations	(19,254)	(8,379)	(10,875)	130%
Other (income)/expense, net:
Interest income	(1,817)	(1,215)	(602)	50%
Change in fair value of private placement warrants	—	606	(606)	* %
Other expense (income), net	5	(23)	28	(122)%
Total other income, net	(1,812)	(632)	(1,180)	187%
Loss before income taxes	(17,442)	(7,747)	(9,695)	125%
Income tax benefit	—	—	—	0%
Net loss	(17,442)	(7,747)	(9,695)	125%
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	—	7,017	(7,017)	* %
Net loss attributable to Class A Ordinary Shareholders of Zura	$(17,442)	$(730)	$(16,712)	* %

*Percentage change not meaningful

Operating Expenses

Research and development expenses (in thousands):

Research and development expenses increased by $6.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was primarily due to increases of $3.7 million of costs incurred for CRO fees for clinical trial execution, and $2.1 million for manufacturing costs for our product candidates, as well as $0.6 million in compensation expenses, including share-based compensation, for personnel in research and development functions, as we advance our Phase 2 clinical trials evaluating tibulizumab in SSc and HS. We anticipate that research and development expenses will continue to increase in the future as we conduct research and development activities.

General and administrative expenses (in thousands):

General and administrative expenses increased by $4.0 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily due to an increase of $2.6 million in compensation expenses, including share-based compensation, for personnel in executive and administrative functions and our board of directors and an increase of $1.2 million in professional fees to support our growing organization as we advance our Phase 2 clinical trials evaluating tibulizumab in SSc and HS.

Other Expense (Income), net

Interest income

Interest income increased by $0.6 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This is primarily due to an increase in our cash and cash equivalents balance during three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily resulting from the April 2024 Private Placement and sales under our ATM.

Change in fair value of private placement warrants

For the three months ended March 31, 2025, we did not have any private placement warrants as all private placement warrants were exchanged for Class A Ordinary Shares in August 2024. Revaluation loss on the liability-classified private placement warrants assumed in the Business Combination was $0.6 million during the three months ended March 31, 2024.

Other expense (income), net

Other expense (income), net remained relatively consistent for the three months ended March 31, 2025 and compared to the three months ended March 31, 2024.

Adjustment of Redeemable Noncontrolling Interest from Redemptions Value to Carrying Value

For the three months ended March 31, 2025, there is no adjustment to the noncontrolling interest as the initial fair value of the noncontrolling interest, decreased for the noncontrolling shareholder’s interest in net loss of Z33, was greater than the redemption value as of both March 31, 2025 and December 31, 2024. For the three months ended March 31, 2024, redeemable noncontrolling interest was adjusted from its redemption value to its initial fair value, decreased for the noncontrolling shareholder’s interest in net loss of Z33. This $7.0 million adjustment was the result of a decrease in the redemption price below the initial fair value, less the noncontrolling shareholder’s interest in net loss of Z33 as of March 31, 2024.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2025, we had cash and cash equivalents of $170.6 million. We have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of our convertible preferred shares of Zura Bio UK through March 31, 2023; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million in December 2022; (iii) proceeds from the Business Combination of $56.7 million in March 2023; (iv) the April 2023 Private Placement, raising an aggregate of $80.0 million of gross proceeds; (v) the April 2024 Private Placement, raising an aggregate of $112.5 million of gross proceeds; (vi) the sale of 1,500,000 Class A Ordinary Shares at a price of $3.80 per share under the ATM for net proceeds of $5.5 million, after placement agent commissions, in September 2024; and (vii) the sale of 3,000,000 Class A Ordinary Shares at a price of $1.75 per share under the ATM for net proceeds of $5.1 million, after placement agent commissions, in the first quarter of 2025.

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

Cash Flows

	For the
	Three Months
	Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(11,063)	$(4,982)
Net cash used in investing activities	(49)	(5,007)
Net cash provided by financing activities	5,183	—
Net decrease in cash and cash equivalents	$(5,929)	$(9,989)

Cash flows from operating activities

Net cash used in operating activities increased by $6.1 million to $11.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was primarily due to an increase in our cash net loss of $9.0 million, which is comprised of a $9.7 million decrease in net loss before redeemable noncontrolling interest, as adjusted for the increase in non-cash charges of $0.7 million, for the three months ended March 31, 2025. The increase of $0.7 in non-cash charges was due to an increase of $1.2 million for share-based payment expense for the three months ended March 31, 2025, partially offset by a decrease in the change in fair value on the private placement warrants of $0.6 million for the three months ended March 31, 2024. Working capital changes resulted in decreased cash used in operating activities of $2.9 million, resulting from higher prepaid expenses and other current assets and a decrease in cash used in paying accounts payable and accrued expenses for the three months ended March 31, 2025.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2025 was de minimis. Cash used in investing activities for the three months ended March 31, 2024 was $5.0 million which primarily related to the cash consideration paid to acquire the 2023 Lilly License.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2025 was $5.2 million, which primarily related to net proceeds of $5.1 million, after placement agent commissions, for the sale of Class A Ordinary Shares under our ATM. There was no cash provided by or used in financing activities for the three months ended March 31, 2024.

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

Lonza License

In July 2022, we entered into a license agreement (the “Lonza License”) with Lonza Sales AG (“Lonza”) for a worldwide non-exclusive license for Lonza’s gene expression system in exchange for varying considerations depending on a number of factors such as whether we enter further into manufacturing agreements with Lonza or with a third party, and whether we enter into sublicense agreements with third parties (including up to middle six-figure annual payments per sublicense upon commencement of a sublicense, as well as royalties of up to low-single digit percentages of net sales of certain products over a commercially standard double-digit multi-year term). The Lonza License will remain in effect until terminated. We may terminate the Lonza License at any time upon 60 days’ notice, with or without cause. Lonza may terminate the Lonza License for cause upon a breach by us or for other commercially standard reasons.

Pursuant to the terms of the Lonza License, we have a license fee of $0.4 million due to Lonza annually in the fourth quarter as a result of manufacturing drug substance with a third party other than Lonza since 2023. For the year ended December 31, 2024, we recorded $0.4 million for the Lonza License, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of March 31, 2025.

WuXi Biologics License

In July 2023, we entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics and its Affiliates (“WuXi Biologics”) for certain of WuXi Biologics’ know-how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). If we manufacture all of our commercial supplies of bulk drug product for WuXi Biologics Licensed Products with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If we manufacture part of our commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by us upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by us that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if we fail to make a payment and such failure continues for 30 days after receiving notice of such failure. As of March 31, 2025, there are no payments currently due under the Cell Line License Agreement.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP, and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements in the 2024 Annual Report. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

There have been no material changes to our critical accounting policies and estimates since December 31, 2024. For a description of our critical accounting policies that affect our significant judgements and estimates used in preparation of our unaudited condensed consolidated financial statements, refer to Item 7 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the 2024 Annual Report.

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

We are also a “smaller reporting company” as defined under the Securities Act and Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a smaller reporting company so long as either (i) the market value of Class A Ordinary Shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of Class A Ordinary Shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company under the requirements of (ii) above, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information otherwise required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Below we are providing, in supplemental form, updates to our risk factors from those previously disclosed in Part I, Item 1A of our 2024 Annual Report. Our risk factors disclosed in Part I, Item 1A of our 2024 Annual Report provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our 2024 Annual Report, together with the below, for a more complete understanding of the risks and uncertainties material to our business.

Disruptions at the FDA, EMA, the European Commission applicable foreign regulatory authorities, the SEC, and other government agencies and regulatory authorities caused by funding shortages, furloughs or other concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those authorities from performing normal business functions on which the operation of our business may rely, which could significantly harm our business, financial condition, results of operations and prospects.

The ability of the FDA, EMA, the European Commission or any applicable foreign regulatory authority to review and approve new products can be affected by a variety of factors, including, as applicable government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA, EMA, the European Commission, or any applicable foreign regulatory authority’s ability to perform routine functions. Average review times at the authorities have fluctuated in recent years as a result and could be delayed. Furloughs and reductions in force in early 2025 may adversely impact federal agency responsiveness. In addition, government funding of the SEC and other government authorities on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government authorities, which would adversely affect our business. If the FDA or other regulatory authorities are unable to timely conduct their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition,results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our manufacturers and suppliers, including drug substances and drug products for tibulizumab, torudokimab, and crebankitug, are located outside of the United States, and our principal suppliers of critical raw materials are located in Italy, the Netherlands, and the United Kingdom. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Additionally, we are party to a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics, a manufacturer located in China, and its affiliates (“WuXi Biologics”), which provides us with a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’ know-how, cell line and biological materials to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement. If we have product manufactured at WuXi Biologics in the future, we may face additional manufacturing and supply-chain risks due to the regulatory and political structure of the PRC, or as a result of the international relationship with the PRC, including but not limited to sanctions, tariffs and other restrictions that have been or may be imposed.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in our 2024 Annual Report, as supplemented by the risk factors described in this Quarterly Report.

We are subject to laws and regulations related to privacy, data protection, information security and consumer protection across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business.

We are subject to laws and regulations related to, among other things, privacy, data protection, information security and consumer protection across different markets where we conduct our business. Such laws and regulations are constantly evolving and changing and are likely to remain uncertain for the foreseeable future. Our actual or perceived failure to comply with such obligations could have an adverse effect on our business, operating results and financial operations. Complying with these numerous, complex, and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the potential or actual misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our collaborators or another third party, could adversely affect our business, financial condition, and results of operations, including but not limited to investigation costs, material fines and penalties, compensatory, special, punitive, and statutory damages, litigation, consent orders regarding our privacy and security practices, requirements that we provide notices, credit monitoring services, and/or credit restoration services or relief.

European data collection is also governed by restrictive regulations governing the use, processing and cross-border transfer of personal information. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in Europe, including personal health data, is subject to the E.U. General Data Protection Regulation (“GDPR”) and similar requirements in the United Kingdom (“UK GDPR”) (hereinafter the GDPR and UK GDPR are collectively referred to as “GDPR”), which impose strict requirements for processing the personal data of individuals within the EEA, such as Norway, Iceland, Liechtenstein and the United Kingdom. The GDPR is directly applicable in each E.U. member state and is extended to the EEA, while the UK GDPR applies to the United Kingdom of Great Britain and Northern Ireland. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR implements more stringent operational requirements than its predecessor legislation. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. For example, the GDPR applies extraterritorially, requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for collecting and processing personal data (including data from clinical trials), requires the appointment of data protection officers, such as when sensitive personal data, such as health data, is processed on a large scale, provides more robust rights for data subjects, including far reaching information rights and the right to erasure, introduces mandatory data breach notification through the E.U., imposes additional obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance, including policies, procedures, training, and audits. The GDPR provides that E.U. member states and EEA countries may establish their own laws and regulations that go beyond the GDPR in certain areas, such as regarding the mandatory appointment of data protection officers or further limiting the processing of personal data, including genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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

3.1	Second Amended and Restated Memorandum of Association of Zura Bio Limited (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 24, 2023).
4.1	Specimen Warrant Certificate of Zura (incorporated by reference to Exhibit 4.6 of JATT’s Form S-4 (File No. 333-267005) filed with the SEC on August 19, 2022).
4.2	Form of Pre-Funded Warrant to Purchase Ordinary Shares (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023).
4.3	Form of Pre-Funded Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2024).
4.4	Form of Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8 - K filed with the Securities and Exchange Commission on August 21, 2024).
4.5	Form of Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8 - K filed with the Securities and Exchange Commission on April 17, 2025).
10.1

Share Surrender and Warrant Agreement, dated as of April 16, 2025, by and among the Company and Venrock Healthcare Capital Partners EG, L.P., Venrock Healthcare Capital Partners III, L.P., and VHCP Co-Investment Holdings III, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2025).

10.2

Share Surrender and Warrant Agreement, dated as of April 17, 2025, by and between the Company and AI Biotechnology, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURA BIO LIMITED
Date: May 8, 2025	By:	/s/ Robert Lisicki
	Name:	Robert Lisicki
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Verender Badial
	Name:	Verender Badial
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)