Form 10-Q
period 2025-06-30
Zura Bio Ltd
filed 2025-08-14
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 65,018,058 Class A Ordinary Shares outstanding

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

These forward-looking statements are based on the current expectations of Zura Bio Limited (the “Company” or “Zura”) and its management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on our forward-looking statements. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

●	our expectations regarding our product candidates and their related benefits, and our beliefs regarding competing product candidates and products both in development and approved, may not be achieved;
●	our vision and strategy may not be successful;
●	the timing of key events and initiation of our studies and release of clinical data may take longer than anticipated or may not be achieved at all;
●	expectations regarding the potential general acceptability and maintenance of our product candidates by regulatory authorities, payors, physicians, and patients may not be achieved;
●	we may be unable to attract and retain key personnel;
●	expectations with respect to our future operating expenses, capital requirements and needs for additional financing may not be achieved;
●	we have not completed any clinical trials, and have no products approved for commercial sale;
●	we have incurred significant losses since inception, and expect to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future;
●	we require substantial additional capital to finance our operations, and if we are unable to raise such capital when needed or on acceptable terms, we may be forced to delay, reduce, and/or eliminate one or more of our development programs or future commercialization efforts;
●	we may be unable to renew existing contracts, enter into new contracts or may experience disputes or other challenges with respect to our vendors or other third-parties;
●	we rely on third-party contract development manufacturing organizations for the manufacture of clinical materials;
●	we rely on contract research organizations, clinical trial sites, and other third parties to conduct our preclinical studies and clinical trials;
●	we may be unable to obtain regulatory approval for our product candidates, and there may be related restrictions or limitations of any approved products;

●	we may be unable to successfully respond to general economic and geopolitical conditions;
●	we may be unable to effectively manage growth;
●	we face competitive pressures from other companies worldwide;
●	we may be unable to adequately protect our intellectual property rights; and
●	other factors set forth in documents filed, or to be filed, with the Securities and Exchange Commission (the “SEC”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Zura Bio Limited

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$154,490	$176,498
Prepaid expenses and other current assets	2,495	2,246
Total current assets	156,985	178,744
Property and equipment, net	122	91
Other assets	698	698
Total assets	$157,805	$179,533

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$18,696	$19,514
Total current liabilities	18,696	19,514
Total liabilities	18,696	19,514

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	11,663	11,663

Shareholders’ Equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 62,064,270 and 65,297,530 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	6	7
Additional paid-in capital	315,231	302,705
Accumulated deficit	(189,332)	(155,897)
Total Zura Bio Limited shareholders’ equity	125,905	146,815
Noncontrolling interest	1,541	1,541
Total shareholders’ equity	127,446	148,356
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$157,805	$179,533

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$8,704	$5,539	$19,178	$9,132
General and administrative	9,358	6,220	18,138	11,006
Total operating expenses	18,062	11,759	37,316	20,138
Loss from operations	(18,062)	(11,759)	(37,316)	(20,138)
Other (income)/expense, net:
Interest income	(1,717)	(2,196)	(3,534)	(3,411)
Change in fair value of private placement warrants	—	768	—	1,374
Other income, net	(352)	(2)	(347)	(25)
Total other income, net	(2,069)	(1,430)	(3,881)	(2,062)
Loss before income taxes	(15,993)	(10,329)	(33,435)	(18,076)
Income tax benefit	—	—	—	—
Net loss	(15,993)	(10,329)	(33,435)	(18,076)
Accretion of redeemable noncontrolling interest to redemption value	—	(2,337)	—	(2,337)
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	—	—	—	7,017
Net loss attributable to Class A Ordinary Shareholders of Zura	$(15,993)	$(12,666)	$(33,435)	$(13,396)
Net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	$(0.17)	$(0.17)	$(0.36)	$(0.22)
Weighted-average Class A Ordinary Shares used in computing net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	94,289,954	74,947,369	93,630,719	60,930,956

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Equity

(Unaudited)

(In thousands, except share data)

For the Three Months Ended June 30, 2025

	Redeemable	Class A		Additional			Total
	Noncontrolling	Ordinary Shares		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of March 31, 2025	$11,663	68,374,998	$7	$311,532	$(173,339)	$1,541	$139,741
Issuance of Pre-Funded Warrants in exchange for Class A Ordinary Shares	—	(6,500,000)	(1)	1	—	—	—
Issuance of Class A Ordinary Shares for restricted stock units, net of shares withheld for taxes	—	189,272	—	(34)	—	—	(34)
Share-based compensation	—	—	—	3,732	—	—	3,732
Net loss	—	—	—	—	(15,993)	—	(15,993)
Balance as of June 30, 2025	$11,663	62,064,270	$6	$315,231	$(189,332)	$1,541	$127,446

For the Three Months Ended June 30, 2024

	Redeemable	Class A		Additional			Total
	Noncontrolling	Ordinary Shares		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of March 31, 2024	$11,663	43,593,678	$4	$172,246	$(111,241)	$1,541	$62,550
Issuance of Class A Ordinary Shares in connection with April 2024 Private Placement, net of $7.2 million of transaction costs	—	20,090,128	2	55,221	—	—	55,223
Issuance of Pre-Funded Warrants in connection with April 2024 Private Placement	—	—	—	50,030	—	—	50,030
Share-based compensation	—	—	—	2,926	—	—	2,926
Accretion of redeemable noncontrolling interest to redemption value	2,337	—	—	(2,337)	—	—	(2,337)
Net loss	—	—	—	—	(10,329)	—	(10,329)
Balance as of June 30, 2024	$14,000	63,683,806	$6	$278,086	$(121,570)	$1,541	$158,063

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Equity

(Unaudited)

(In thousands, except share data)

For the Six Months Ended June 30, 2025

	Redeemable	Class A		Additional			Total
	Noncontrolling	Ordinary Shares		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2024	$11,663	65,297,530	$7	$302,705	$(155,897)	$1,541	$148,356
Issuance of Class A Ordinary Shares in connection with a sale under the ATM, net of $0.2 million of commissions	—	3,000,000	—	5,093	—	—	5,093
Issuance of Pre-Funded Warrants in exchange for Class A Ordinary Shares	—	(6,500,000)	(1)	1	—	—	—
Issuance of Class A Ordinary Shares for stock option exercises and restricted stock units, net of shares withheld for taxes	—	266,740	—	56	—	—	56
Share-based compensation	—	—	—	7,376	—	—	7,376
Net loss	—	—	—	—	(33,435)	—	(33,435)
Balance as of June 30, 2025	$11,663	62,064,270	$6	$315,231	$(189,332)	$1,541	$127,446

For the Six Months Ended June 30, 2024

	Redeemable	Class A		Additional			Total
	Noncontrolling	Ordinary Shares		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2023	$18,680	43,593,678	$4	$162,820	$(103,494)	$1,541	$60,871
Issuance of Class A Ordinary Shares in connection with April 2024 Private Placement, net of $7.2 million of transaction costs	—	20,090,128	2	55,221	—	—	55,223
Issuance of Pre-Funded Warrants in connection with April 2024 Private Placement	—	—	—	50,030	—	—	50,030
Share-based compensation	—	—	—	5,335	—	—	5,335
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	(7,017)	—	—	7,017	—	—	7,017
Accretion of redeemable noncontrolling interest to redemption value	2,337	—	—	(2,337)	—	—	(2,337)
Net loss	—	—	—	—	(18,076)	—	(18,076)
Balance as of June 30, 2024	$14,000	63,683,806	$6	$278,086	$(121,570)	$1,541	$158,063

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(33,435)	$(18,076)
Adjustments to reconcile net loss before redeemable noncontrolling interest to net cash used in operating activities
Share-based compensation expense	7,376	5,335
Change in fair value of private placement warrants	—	1,374
Depreciation and amortization	20	1
Foreign exchange transaction loss (gain)	67	(25)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(249)	5
Accounts payable and accrued expenses	(872)	(213)
Net cash used in operating activities	(27,093)	(11,599)
Cash flows from investing activities
Purchase of property and equipment	(64)	(17)
Purchase of research and development license	—	(5,000)
Net cash used in investing activities	(64)	(5,017)
Cash flows from financing activities
Proceeds from issuance of Class A Ordinary Shares in connection with a sale under the ATM, net of $0.2 million of commissions	5,093	—
Proceeds from exercise of stock options	90	—
Restricted stock units withheld to pay employee withholding taxes	(34)	—
Proceeds from issuance of Class A Ordinary Shares in connection with April 2024 Private Placement, net of $7.2 million of transaction costs	—	55,223
Proceeds from issuance of Pre-Funded Warrants in connection with April 2024 Private Placement	—	50,030
Net cash provided by financing activities	5,149	105,253
Net (decrease) increase in cash and cash equivalents	(22,008)	88,637
Cash and cash equivalents, beginning of period	176,498	99,806
Cash and cash equivalents, ending of period	$154,490	$188,443

Supplemental Disclosure
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	$—	$7,017
Accretion of redeemable noncontrolling interest to redemption value	$—	$2,337
Purchase of property and equipment included in accounts payable and accrued expenses	$12	$9

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Description of Business

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

●	In May 2025, the Company initiated TibuSHIELD, a global Phase 2 clinical study evaluating tibulizumab in adults with moderate to severe hidradenitis suppurativa (HS). TibuSHIELD is a randomized, double-blind, placebo-controlled study designed to assess the safety, tolerability, and efficacy of tibulizumab in approximately 180 adults with moderate to severe HS.
●	In December 2024, the Company initiated TibuSURE, a global Phase 2 clinical study evaluating tibulizumab in adults with systemic sclerosis (SSc). TibuSURE is a randomized, double-blind, placebo-controlled study designed to assess the safety, tolerability, and efficacy of tibulizumab in approximately 80 participants with early diffuse cutaneous systemic sclerosis (dcSSc).

Additionally, the Company is actively assessing the competitive landscape and evaluating potential therapeutic indications for crebankitug and torudokimab.

●	Crebankitug (ZB-168) is a fully human, high affinity monoclonal antibody that binds and neutralizes the interleukin-7 receptor (IL-7R) alpha chain. IL-7Rα sits at the nexus of two key immune pathways, IL-7 and thymic stromal lymphopoietin (TSLP), thus IL-7Rα has the potential to block activation through either of these pathways. As a result, the Company believes crebankitug could be therapeutically relevant in a broad set of indications where the IL-7 or TSLP pathways may be involved.
●	Torudokimab (ZB-880) is a fully human, high affinity monoclonal antibody that neutralizes interleukin-33 (IL-33), thereby inhibiting ST2-dependent inflammatory signaling and potentially modulating ST2-independent pathways, such as those mediated by the receptor for advanced glycation end products (RAGE). The IL-33/ST2 axis is supported by genetic evidence and is being actively investigated as a therapeutic target in inflammatory diseases, with development programs in asthma and ongoing evaluation in chronic obstructive pulmonary disease (“COPD”).

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

Liquidity

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company has an accumulated deficit of $189.3 million and $155.9 million as of June 30, 2025 and December 31, 2024, respectively, and a net loss of $16.0 million and $33.4 million for the three and six months ended June 30, 2025, respectively. The Company’s existing sources of liquidity as of June 30, 2025 include $154.5 million in cash and cash equivalents.

Prior to the Business Combination, the Company historically funded operations primarily with issuances of convertible preferred shares and a promissory note. Upon the closing of the Business Combination, the Company received $56.7 million in net cash proceeds. Additionally, the Company raised (a) $10.6 million of cash proceeds after placement agent commissions in connection with sales under the ATM (as defined herein) since September 2024, (b) an aggregate of $105.3 million of net cash proceeds from the sale of Class A Ordinary Shares and pre-funded warrants in April 2024 (the “April 2024 Private Placement”), and (c) $75.8 million in net cash proceeds from the sale of Class A Ordinary Shares and pre-funded warrants in May and June 2023 (the “April 2023 Private Placement”). The Company’s cash requirements include, but are not limited to, clinical development, product manufacturing costs and working capital requirements. The Company expects that such operating losses and negative cash flows from operations will continue, but that it should have sufficient liquidity to fund its operations over the next twelve months.

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

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial statements. These condensed consolidated financial statements are presented in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. As such, the information included herein should be read in conjunction with the Company’s consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024 (the “audited consolidated financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 25, 2025 (the “Annual Report”). In Management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025 and the results of operations for the three and six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.

Significant Accounting Policies

Except for the addition of Research and Development (“R&D”) incentive credits, there have been no significant changes in the Company’s significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Company’s consolidated financial statements in the Company’s Annual Report.

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

Risks and Uncertainties

The Company is subject to risks common to early-stage companies in the biotechnology industry, including, but not limited to, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and ability to transition from clinical manufacturing to commercial production of products.

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

R&D Incentive Credits

The Company is eligible to obtain certain R&D incentive credits (the “R&D Credits”), through participation in the United Kingdom’s (“U.K.”) R&D Small and Medium Enterprise (“SME”) and the Research and Development Expenditure Credit (“RDEC”) tax relief programs.

The R&D Credits are calculated as a percentage of qualifying R&D expenses incurred as part of research projects. The R&D Credits are used as tax credits for the Company with the resulting amount being payable in cash by the U.K. government (tax authority) to the Company. The R&D Credits are subject to future audits by the U.K. tax authority within defined periods.

Although the incentive credits are administered through the local tax authority, the Company has accounted for the incentives outside of the scope of FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), since the incentives are not linked to the Company’s taxable income and can be realized regardless of whether the Company has generated taxable income in the respective jurisdictions. The Company accounts for these incentive credits as a government grant which analogizes with International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance.

In accordance with IAS 20, the Company will recognize the R&D Credits when it has reasonable assurance that the R&D Credits will be received. As the Company has only filed two claims under the tax relief programs as of June 30, 2025, it has determined that reasonable assurance will be met upon cash receipt. For the three and six months ended June 30, 2025, the Company recorded $0.3 million in other income, net in the condensed consolidated statement of operations for R&D Credits received in May 2025. In April 2025, the Company filed an additional claim for an R&D Credit for $1.0 million that was not received as of June 30, 2025.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as of the periods presented because to do so would be anti-dilutive:

	June 30,
	2025	2024
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	14,666,538	9,975,424
Shares issuable upon exercise of Z33 Series Seed Preferred Shares Put Right	2,000,000	2,000,000
Shares issuable upon vesting of restricted share units	639,532	1,131,970
Restricted share awards	249,997	374,995
Shares issuable upon exercise of warrants to purchase Class A Ordinary Shares	—	12,809,996
Total	17,556,067	26,292,385

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

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company beginning with the Company’s Annual Report on Form-10-K for the year ended December 31, 2025. Early adoption is permitted. The Company is currently evaluating the presentational effect that ASU 2023-09 will have on the Company’s consolidated financial statements and disclosures, but the Company expects considerable changes to the Company’s income tax disclosures.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands), and the fair value hierarchy of the valuation techniques utilized.

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$150,030	$—	$—	$150,030

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$170,743	$—	$—	$170,743

There were no transfers into or out of Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2025.

Private Placement Warrants

In August 2024, pursuant to the Warrant Exchange (as defined herein), the Company exchanged all of the outstanding Private Placement Warrants (as defined herein) for Class A Ordinary Shares. See Note 7. The Private Placement Warrants were measured at fair value on a recurring basis. Because the transfer of Private Placement Warrants to non-permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants (as defined herein), the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. Accordingly, the Private Placement Warrants were classified as Level 2 financial instruments. Upon completion of the Warrant Exchange, the Private Placement Warrants were remeasured to settlement value which was determined based on the fair value of the Class A Ordinary Shares issued in exchange for the Private Placement Warrants. There were no Private Placement Warrants outstanding as of June 30, 2025 and December 31, 2024. The change in fair value of the Private Placement Warrants for the three and six months ended June 30, 2024 was $0.8 million and $1.4 million, respectively.

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Accrued research and development costs	$9,472	$7,100
Accrued 2023 Lilly License costs	5,000	9,500
Accrued bonus	1,417	1,713
Accounts payable	1,205	733
Accrued professional fees	428	318
Other accrued expenses	1,174	150
Total accounts payable and accrued expenses	$18,696	$19,514

5.	License

2023 Lilly License

On April 26, 2023, the Company’s consolidated subsidiary ZB17 LLC (“ZB17”) entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License (as defined below), the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“tibulizumab”).

In 2023, in consideration for the investment made by Stone Peach, ZB17 granted Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with tibulizumab and expires one year from the date of first indication approval for tibulizumab by the FDA or the European Medicines Agency (“EMA”). The Stone Peach Call Right represents noncontrolling interest in the Company’s consolidated subsidiary, ZB17. As of June 30, 2025 and December 31, 2024, the noncontrolling interest balance was $1.5 million in the condensed consolidated balance sheets.

As additional consideration, beginning on May 1, 2023, Stone Peach receives an annual payment of $0.6 million initially, and increasing by 10% annually, so long as the Company maintains its license for tibulizumab, to be paid on May 1st of each year. The Company records expenses for these annual payments when they become due. An annual payment of $0.7 million became due and was paid during each of the three months ended June 30, 2025 and 2024. The Company recorded this payment within research and development expense in the condensed consolidated statement of operations.

A one-time payment of $4.5 million for additional consideration due to Stone Peach upon acceptance from the FDA for its Investigational New Drug (“IND”) and commencement of the clinical trial for tibulizumab was recorded in research and development in the consolidated statement of operations for the year ended December 31, 2024 and was paid in June 2025. The payment is included in accounts payable and accrued expenses in the condensed consolidated balance sheets as of December 31, 2024.

A letter agreement, dated as of April 25, 2023, by and between BAFFX17, Ltd (“BAFFX17”) and the Company, and as amended by Amendment No. 1 on December 18, 2023 (the “BAFFX17 Letter Agreement”), provided that, as a finder’s fee for arranging the acquisition of the 2023 Lilly License, the Company would be required to make a one-time milestone payment of $5.0 million to BAFFX17 upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by the Company of at least $100.0 million, (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) the Company’s fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis) as measured on April 24th of each year. As the Company’s fully diluted shares outstanding exceeded 52,500,000 shares prior to December 31, 2023, the $5.0 million fee was previously accounted for in research and development in the consolidated statement of operations for the year ended December 31, 2023, and is included in accounts payable and accrued expenses in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. On June 30, 2025, the Company received an invoice on behalf of BAFFX17 requesting a $5.0 million milestone payment (the “Milestone Payment”) pursuant to the BAFFX17 Letter Agreement. The Company has not made such payment pending the outcome of the review by a subcommittee of the Company’s audit committee of the board of directors.

In addition to the consideration paid and/or earned during the years ended December 31, 2024 and 2023, the Company is also obligated to make payments (a) to Lilly for four (4) development milestone payments up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from tibulizumab; (b) to Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of tibulizumab in a country) for an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years; (c) to BAFFX17 for a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License or the 2023 Lilly License; (d) to Stone Peach for a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction; and (e) to Stone Peach for a royalty of 2% of the aggregate net sales of any products developed from the Compound (collectively, the “2023 Lilly Contingent Payments”). As of June 30, 2025, none of the 2023 Lilly Contingent Payments are due and accordingly will not be recorded in the Company’s financial statements until they are due.

2022 Lilly License

On December 8, 2022, the Company’s consolidated subsidiary, Z33, entered into a license agreement (the “2022 Lilly License”) with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly), royalty-bearing global license to develop, manufacture, and commercialize certain intellectual property owned by Lilly relating to its IL-33 compound.

A letter agreement dated as of November 21, 2023 (the “Stone Peach Letter Agreement”), by and between Stone Peach and the Company, provided that, as a finder’s fee for the 2022 Lilly License, the Company’s consolidated subsidiary Z33 issued 4,900,222 shares of Z33 Series Seed Preferred Shares to Stone Peach. Zura and Stone Peach have the following rights, as amended, (a) Zura had the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement (the “Call Option”); (b) Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura for a price per share of $2.040724 (the “Put Option”), and (c) Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024, and April 24, 2028. See Note 10. The Z33 Series Seed Preferred Shares are remeasured to the greater of the redemption value or the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33, at each reporting period. The Z33 Series Seed Preferred Shares represent redeemable noncontrolling interest in the Company’s consolidated subsidiary, Z33. On July 14, 2025, the Company received a request from Stone Peach to exercise the Put Option pursuant to which Stone Peach would sell 50% of its Series Seed Preferred Shares in Z33 for $5.0 million. Additionally, on July 23, 2025, the Company received a further request from Stone Peach to exercise the Put Right pursuant to which Stone Peach would sell 50% of its Series Seed Preferred Shares in Z33 in exchange for 2,000,000 of the Company’s Class A Ordinary Shares. The Company has not effected either the Put Option or the Put Right pending the outcome of the review of a subcommittee of the Company’s audit committee of the board of directors.

In addition to the consideration paid and transferred in 2022 and 2023, the Company is also obligated to make payments to Lilly for (a) $3.0 million upon the completion of a financing by Z33 with gross proceeds exceeding $100.0 million; (b) 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound, if any; and (c) an annual earned royalty at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year, if any year (collectively, the “2022 Lilly Contingent Payments”). The Company will account for these contingent milestone payments when they become due. As of June 30, 2025, none of the 2022 Lilly Contingent Payments are due and accordingly will not be recorded in the Company’s financial statements until they are due.

Pfizer Agreement

On March 22, 2022, the Company entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer. Under the Pfizer Agreement, the Company acquired a license for a compound previously developed by Pfizer.

In addition to the consideration paid and transferred during 2022 and 2023 and the first $1.0 million development milestone paid during 2024, the Company is obligated to make payments to Pfizer for (a) eleven (11) remaining future development and regulatory milestone payments aggregating up to $69.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”), if any; and (b) an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of net sales of the Company’s Products, if any (collectively, the “Pfizer Contingent Payments”). Royalties are payable on a country-by-country basis for a certain period of years or upon the later expiration of regulatory exclusivity of the Company’s Products in a country. As of June 30, 2025, no additional Pfizer Contingent Payments are due and accordingly no additional Pfizer Contingent Payments will be recorded in the Company’s financial statements until they are due.

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

Pursuant to the terms of the Lonza License, the Company has a license fee of $0.4 million due to Lonza annually in the fourth quarter as a result of manufacturing drug substance with a third party other than Lonza since 2023. For the year ended December 31, 2024 the Company recorded $0.4 million for the Lonza License, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024.

WuXi Biologics License

In July 2023, the Company entered into a biologics master services agreement (the “WuXi Biologics MSA”) with WuXi Biologics. Pursuant to the WuXi Biologics MSA, the parties enter into work orders setting forth the services and fees associated with drug substance and drug product activities and manufacturing for torudokimab, which fees are recognized as research and development expenses as incurred. Pursuant to the WuXi Biologics MSA, the Company entered into a cell line license agreement (the “Cell Line License Agreement”), which is further described below.

The Cell Line License Agreement was for certain of WuXi Biologics’ know – how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). If the Company manufactures all of its commercial supplies of bulk drug product for WuXi Biologics Licensed Products with a manufacturer other than WuXi Biologics or its affiliates, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If the Company manufactures part of its commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by the Company upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by the Company that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure. As of June 30, 2025, there are no payments currently due under the Cell Line License Agreement.

6.	Shareholders’ Equity

On March 16, 2023, in connection with the closing of the Business Combination and effective upon the Closing Date, the Company authorized 300,000,000 Class A Ordinary Shares, par value of $0.0001 and 1,000,000 preferred shares, par value of $0.0001.

Exchange of Class A Ordinary Shares for Pre-Funded Warrants

In April 2025, the Company entered into share surrender and warrant agreements with certain affiliated shareholders (the “2025 Shareholders”), pursuant to which (i) the 2025 Shareholders surrendered an aggregate of 6,500,000 Class A Ordinary Shares owned by the 2025 Shareholders, for no consideration, which were immediately cancelled and retired, upon surrender; and (ii) the Company issued pre-funded warrants to purchase an aggregate of 6,500,000 Class A Ordinary Shares (the “2025 Share Exchange Warrants) (such transaction, the “2025 Share Exchange”). See Note 7.

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

In the first quarter of 2025, the Company sold 3,000,000 Class A Ordinary Shares at a price of $1.75 per share under the ATM, for net proceeds of $5.1 million, after placement agent commissions. During the second quarter of 2025, there were no sales of Class A Ordinary Shares pursuant to the ATM. As of June 30, 2025, $114.0 million of Class A Ordinary Shares remained available for sale under the Sales Agreement.

Ordinary Shares Reserved for Issuance

A summary of shares reserved for issuance as of June 30, 2025 is summarized below:

June 30, 2025
Shares issuable upon exercise of pre-funded warrants to purchase Class A Ordinary Shares	30,384,348
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	16,883,380
Shares available for grant under 2023 Equity Incentive Plan and ESPP	308,123
Shares issuable upon exercise of Z33 Series Seed Preferred Shares Put Right	2,000,000
Shares issuable upon release of restricted share units	654,532
Total shares reserved for issuance	50,230,383

7.	Warrants

Pre-Funded Warrants

In April 2025, in conjunction with the 2025 Share Exchange (see Note 6), the Company issued the 2025 Share Exchange Warrants with an exercise price of $0.001 per share and no expiration date. The 2025 Share Exchange Warrants are exercisable immediately and have substantially identical terms to the form of 2024 Pre-Funded Warrant (see below).

On August 15, 2024, the Company entered into a share surrender and warrant agreement with certain affiliated shareholders (the “2024 Shareholders”), pursuant to which (i) the 2024 Shareholders surrendered an aggregate of 4,000,000 Class A Ordinary Shares owned by the 2024 Shareholders, for no consideration, which were immediately cancelled and retired, upon surrender; and (ii) the Company issued pre-funded warrants to purchase an aggregate of 4,000,000 Ordinary Shares, with an exercise price of $0.001 per share (the “2024 Share Exchange Warrants”).

In connection with the April 2024 Private Placement, the Company sold to accredited investors the pre-funded warrants to purchase up to 16,102,348 Class A Ordinary Shares at a price of $3.107 per pre-funded warrant for an aggregate purchase price of $50.0 million (the “2024 Pre-Funded Warrants”).

In connection with the April 2023 Private Placement, the Company sold to accredited investors pre-funded warrants to purchase up to 3,782,000 Class A Ordinary Shares at a price of $4.249 per pre-funded warrant for an aggregate purchase price of approximately $16.1 million (the “2023 Pre-Funded Warrants”).

As of June 30, 2025 and December 31, 2024, there was an aggregate 30,384,348 and 23,884,348 pre-funded warrants outstanding, respectively, consisting of the 2023 Pre-Funded Warrants, 2024 Pre-Funded Warrants, 2024 Share Exchange Warrants and the 2025 Share Exchange Warrants (collectively, the “Pre-Funded Warrants”), each with an exercise price of $0.001. See Note 12.

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

Warrant Exchange

On August 12, 2024, the Company completed an exchange offer (the “Exchange Offer”) relating to its outstanding warrants that it assumed in connection with the Business Combination, including (i) public warrants to purchase 5,910,000 Class A Ordinary Shares (the “Public Warrants”) that were held by JATT, and (ii) private placement warrants to purchase 6,899,996 Class A Ordinary Shares (the “Private Placement Warrants”) that were held by JATT shareholders, and issued 2,064,082 Class A Ordinary Shares in exchange for the Public Warrants and 1,718,108 Class A Ordinary Shares in exchange for the Private Placement Warrants (collectively, the “Warrant Exchange”).

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

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Employee Stock Purchase Plan (the “ESPP”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The maximum number of Class A Ordinary Shares that may be issued under the ESPP is 4,029,898, plus an aggregate number of Class A Ordinary shares that are automatically added under the Equity Incentive Plan on January 1st of each calendar year, beginning on January 1, 2024, and ending on and including January 1, 2029, as discussed above. The ESPP enables eligible employees of the Company and designated affiliates to purchase Class A Ordinary Shares at a discount of 15%. As of June 30, 2025, the Company has not activated its ESPP.

On January 1, 2025, the Class A Ordinary Shares reserved for future issuances under the Equity Incentive Plan and/or ESPP were increased by the annual automatic increase of 5% of outstanding Class A Ordinary Shares as of December 31, 2024, or 3,264,877 Class A Ordinary Shares. As of June 30, 2025, there were 18,944,302 Class A Ordinary Shares were authorized for issuance under the Equity Incentive Plan and ESPP, collectively, including 2,055,314 Class A Ordinary Shares authorized for issuance outside of the Equity Incentive Plan and the ESPP.

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

The following weighted-average assumptions were used to estimate the fair value of the Equity Incentive Plan share options issued during the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30,
	2025	2024
Share price	$1.19	$3.49
Expected volatility	100.0%	101.1%
Risk-free rate	4.1%	4.2%
Expected term (in years)	6.1	6.1
Expected dividend yield	0%	0%

The following table summarizes the Company’s share option activity for the six months ended June 30, 2025:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual	Value
	Options	(per share)	Life (Years)	(in thousands)
Options outstanding as of December 31, 2024	12,217,747	$2.88	8.9	$8,388
Granted	4,824,440	$1.19
Exercised	(75,468)	$1.20
Forfeited	(83,339)	$1.70
Options outstanding as of June 30, 2025	16,883,380	$2.41	8.8	$2,951
Options vested and exercisable as of June 30, 2025	6,251,027	$2.20	8.3	$2,374

Included in options outstanding as of June 30, 2025 and December 31, 2024 in the table above are 2,055,314 and 2,165,369 options, respectively, to purchase Class A Ordinary Shares issued to certain directors, executives, and employees outside of the Equity Incentive Plan.

In May 2025, the Company granted 408,000 share options to purchase Class A Ordinary shares with non-market performance conditions (“PSOs”), included in the table above, that will vest upon the earlier of achieving a one-year service condition or upon the Company’s next Annual General Meeting (“AGM”).

In December 2024, the Company granted 1,053,000 PSOs (the “2024 PSOs”), included in the table above, that were to vest upon the earlier of achieving a one-year service condition or upon the Company’s AGM. In February 2025, the date of the AGM was set to May 21, 2025 (the “AGM Date”). Accordingly, management determined that the performance condition was met and recorded the remaining unrecognized compensation expense of $1.5 million ratably through the AGM Date. The 2024 PSOs vested on the AGM Date.

The weighted average grant date fair value of options granted during the six months ended June 30, 2025 and 2024 was $0.96 and $2.83, respectively.

Market-Based Share Options

As of June 30, 2025, there are 306,373 options outstanding to purchase Class A Ordinary Shares, with market-based performance conditions, (“Market-Based Share Options”) that were granted to a certain director of the board during 2023. These awards will vest only to the extent that the 20-day volume weighted average trading price (“VWAP”) of the Class A Ordinary Shares is over $30 per Class A Ordinary Share at any time prior to the fifth anniversary of the grant date. These awards have an exercise price of $8.16 and become exercisable when vested and the market condition is satisfied. These awards expire 10 years from the date of grant. The fair value of these Market-Based Share Options was estimated using a Monte Carlo valuation method on the grant date. No Market-Based Share Options were granted during the six months ended June 30, 2025 and the year ended December 31, 2024.

The expense recognized related to Market-Based Share Options was $0.1 million and $0.2 million, respectively, for the three months ended June 30, 2025 and 2024, and $0.3 million for each of the six months ended June 30, 2025 and 2024.

Restricted Share Units

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2025:

		Weighted
	Number of	Average
	RSUs	Grant Date FV
Unvested RSUs outstanding as of December 31, 2024	874,923	$5.99
Released	(220,391)	5.71
Unvested RSUs outstanding as of June 30, 2025	654,532	$6.08

The expense recognized related to RSUs was $0.4 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $0.8 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively.

Restricted Share Awards

The following table summarizes the Company’s RSA activity for the six months ended June 30, 2025:

		Weighted
		Average
	Number of	Grant Date
	RSAs	Fair Value
Unvested RSAs outstanding as of December 31, 2024	374,995	$8.16
Vested	(124,998)	8.16
Unvested RSAs outstanding as of June 30, 2025	249,997	$8.16

The expense recognized related to RSAs was $0.2 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $0.5 million for each of the six months ended June 30, 2025 and 2024.

Equity Award Modification

During the three months ended June 30, 2025, the Company amended a member of the board of director’s option agreements, causing his unvested options to purchase 32,099 Class A Ordinary Shares to become fully vested and exercisable as of the AGM Date. Additionally, the board of directors extended the post-termination exercise period of his vested options to purchase an aggregate of 165,149 Class A Ordinary Shares to the applicable expiration date of each of the respective option awards, upon completion of his service as a member of the board of directors. During the three months ended June 30, 2025, the Company recognized $0.1 million of share-based compensation expense related to this modification within general and administrative expense in the condensed consolidated statement of operations.

On June 27, 2025, the Company and Verender Badial, the Company’s former Chief Financial Officer, entered into an agreement in connection with Mr. Badial’s resignation from the Company (the “Settlement Agreement”). The Settlement Agreement provides for accelerated vesting of the unvested portion of two outstanding options, previously granted to Mr. Badial, relating to an aggregate of 198,540 Class A Ordinary Shares, which became fully vested and exercisable on July 31, 2025. The Settlement Agreement also provides for an extension of the post-termination exercise period of all of Mr. Badial’s vested share options to the applicable expiration date of the applicable stock option, as of July 31, 2025, subject to certain conditions therein. All other remaining unvested options to purchase Class A Ordinary Shares were forfeited and cancelled on July 31, 2025. The Company recognized $0.1 million of share-based compensation expense related to this modification during the three months ended June 30, 2025, and expects to recognize $0.1 million of share-based compensation expense related to this modification in the third quarter of 2025, within general and administrative expense in the condensed consolidated statement of operations.

Share-based Compensation Expense

Share-based compensation expense for all equity arrangements for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$376	$636	$894	$1,069
General and administrative	3,356	2,290	6,482	4,266
Total share-based compensation expense	$3,732	$2,926	$7,376	$5,335

As of June 30, 2025, there was approximately $19.5 million of total unrecognized share-based compensation expense related to options granted to employees, executives, and directors that is expected to be recognized over a weighted average period of 3.1 years. As of June 30, 2025, there was approximately $3.3 million of total unrecognized share-based compensation expense related to RSUs granted to certain employees, executives, and directors under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 1.9 years. As of June 30, 2025, there was approximately $1.7 million of total unrecognized share-based compensation expense related to RSAs granted to a certain director under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 1.7 years.

9.	Commitments and Contingencies

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

10.	Redeemable Noncontrolling Interest

As a finder’s fee for the 2022 Lilly License, the Company’s consolidated subsidiary Z33 issued 4,900,222 shares of Z33 Series Seed Preferred Shares to Stone Peach. Zura and Stone Peach have the following rights, as amended, (a) Zura had the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement (the “Call Option”); (b) Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura for a price per share of $2.040724 (the “Put Option”), and (c) Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024, and April 24, 2028.

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

As of each of June 30, 2025 and December 31, 2024, the redeemable noncontrolling interest balance was recorded at its initial carrying amount, decreased for the noncontrolling interest’s share of Z33’s net loss, of $11.7 million.

During the six months ended June 30, 2024, the Company recorded the $7.0 million difference from remeasuring the redeemable noncontrolling interest from its redemption price to its initial carrying amount, decreased for the noncontrolling interest’s share of Z33’s net loss, as an adjustment to net loss to arrive at net loss attributable to Class A ordinary shareholders for the six months ended June 30, 2024 in the condensed consolidated statement of operations. The redeemable noncontrolling interest was remeasured to its redemption value as of June 30, 2024 resulting in accretion of redeemable noncontrolling interest to redemption value of $2.3 million for each of the three and six months ended June 30, 2024.

11.	Defined Contribution Plans

The Company maintains a 401(k) defined contribution retirement plan (the “401(k) Plan”) for all of its U.S. employees. For the 401(k) Plan, the Company makes a matching contribution up to a maximum of 6% of an employee’s annual salary. For U.K. employees, the Company contributes up to 6% of an employee’s annual salary to defined contribution retirement pension plans (the “U.K. Defined Contribution Plan” and, together with the 401(k) Plan, the “Defined Contribution Plans”). Contributions made by the Company vest 100% upon contribution. The expense recorded for the Defined Contribution Plans was $0.1 million and $41,000 for the three months ended June 30, 2025 and 2024, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

12.	Subsequent Events

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act”, into law. In accordance with U.S. GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment, the third quarter of 2025. The Company is currently in the process of analyzing the tax impacts of the law change, but it does not expect a material impact in the condensed consolidated financial statements.

On July 14, 2025, the Company received a request from Stone Peach to exercise the Put Option pursuant to the Stone Peach Letter Agreement, pursuant to which Stone Peach would sell 50% of its shareholding Series Seed Preferred Shares in Z33 to the Company for $5.0 million. Additionally, on July 23, 2025, the Company received a further request from Stone Peach to exercise the Put Right pursuant to the Stone Peach Letter Agreement, pursuant to which Stone Peach would sell 50% of its Series Seed Preferred Shares in Z33 for 2,000,000 of the Company’s Class A Ordinary Shares.

In July 2025, the Company granted inducement awards consisting of options to purchase 890,950 Class A Ordinary Shares that vest over four years to newly hired employees. These awards were approved by the compensation committee and the board of directors and granted outside the Company’s Equity Incentive Plan, as inducements material to the new employees’ employments, in accordance with Nasdaq Listing Rule 5635(c)(4). The awards are subject to the terms and conditions and other provisions set forth in the Company’s Plan and the award agreements thereunder.

In July 2025, the Company issued 2,888,952 Class A Ordinary Shares in connection with the exercise of 1,682,000 2023 Pre-Funded Warrants and 1,206,952 2024 Pre-Funded Warrants issued in the Company’s April 2023 Private Placement and April 2024 Private Placement, respectively. The exercise price for such pre-funded warrants was immaterial.

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

Overview

We are a clinical-stage, multi-asset immunology company dedicated to developing novel dual-pathway antibodies for autoimmune and inflammatory diseases with unmet needs. Leveraging the extensive experience of our team, we identify relevant diseases and develop our differentiated assets in those diseases. Our strategic focus is to harness dual-pathway biology to provide broader and deeper clinical benefits to patients with autoimmune and inflammatory diseases.

We are currently advancing one lead product candidate in ongoing Phase 2 clinical trials and are actively evaluating additional development opportunities across our pipeline of clinical-stage product candidates, prioritizing indications with unmet need and commercial potential.

Our lead product candidate, tibulizumab (ZB-106), is an immunoglobulin G (IgG)-single-chain variable fragment (scFv) bispecific dual-antagonist antibody engineered by the fusion of TALTZ® (ixekizumab) and tabalumab to neutralize interleukin-17A (IL-17A) and B-cell activating factor (BAFF). These cytokines play pivotal roles in various inflammatory and autoimmune disorders. By targeting IL-17A and BAFF, tibulizumab demonstrates potential in mitigating chronic inflammation while preserving the integrity of the immune system. Three Phase 1/1b clinical studies evaluating tibulizumab have been completed, including studies involving participants with rheumatoid arthritis and Sjögren’s syndrome.

In May 2025, the Company initiated TibuSHIELD, a global Phase 2 clinical study evaluating tibulizumab in adults with moderate to severe hidradenitis suppurativa (HS). TibuSHIELD is a randomized, double-blind, placebo-controlled study designed to assess the safety, tolerability, and efficacy of tibulizumab in approximately 180 adults with moderate to severe HS across the United States, Canada and Europe. The study will evaluate tibulizumab over a 28-week period, which includes a 16-week efficacy assessment period followed by an optional open-label extension (“OLE”) and a 12-week safety follow-up. The primary endpoint of the study is the percent change from baseline in total abscess and nodule (AN) count at week 16. Secondary endpoints include the proportion of participants achieving HiSCR50 or HiSCR75, defined as at least a 50% or 75% reduction in AN count without an increase in abscesses or draining fistulas at week 16. Key safety assessments include the assessment of tolerability, and monitoring for adverse events. Topline results for the primary efficacy endpoint at week 16 are expected to be available in the third quarter of 2026.

In December 2024, we initiated TibuSURE, a global Phase 2 clinical study evaluating tibulizumab in adults with systemic sclerosis (SSc). TibuSURE is a randomized, double-blind, placebo-controlled study designed to assess the safety, tolerability, and efficacy of tibulizumab in approximately 80 participants with early diffuse cutaneous systemic sclerosis (dcSSc). The study includes a 24-week efficacy period followed by a 28-week OLE. The primary endpoint is the modified Rodnan Skin Score (mRSS). Key efficacy endpoints include lung disease, assessed by quantitative high-resolution computed tomography (qHRCT) and forced vital capacity (FVC); physical function, measured by the Health Assessment Questionnaire-Disability Index (HAQ-DI); and the revised Combined Response Index in Systemic Sclerosis (rCRISS). Topline data are expected to be available in the fourth quarter of 2026.

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

Torudokimab (ZB-880) is a fully human, high affinity monoclonal antibody that neutralizes interleukin-33 (IL-33), thereby inhibiting ST2-dependent inflammatory signaling and potentially modulating ST2-independent pathways, such as those mediated by the RAGE. The IL-33/ST2 axis is supported by genetic evidence and is under clinical investigation as a therapeutic target in inflammatory diseases, with development programs in asthma and ongoing evaluation in COPD. Three Phase 1/2 clinical studies evaluating torudokimab have been conducted to date. We continue to monitor publicly available clinical data from other IL-33/ST2-targeted programs. To date, two companies have reported results from Phase 2b and Phase 3 trials in COPD, with some studies meeting their predefined efficacy endpoints and others not. An additional IL-33/ST2 program is expected to report results in 2026. These data, along with ongoing internal assessments and an evaluation of the competitive landscape, may inform future development plans for torudokimab.

We were incorporated as a Cayman Islands exempted company on March 10, 2021. Our wholly owned subsidiary, Zura Bio Limited was formed in the United Kingdom (“U.K.”) (“Zura Bio UK”), on January 18, 2022. Prior to March 20, 2023, our operations were conducted through Zura Bio UK.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting manufacturing, and research and development activities. Our lead product candidates are in the clinical testing stage; however, prior to the initiation of TibuSHIELD and TibuSURE in May 2025 and December 2024, respectively, we had not conducted any clinical tests ourselves. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of our convertible preferred shares of Zura Bio UK through March 31, 2023; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million in December 2022; (iii) proceeds from the Business Combination of $56.7 million in March 2023; (iv) the sale of Class A Ordinary Shares and pre-funded warrants during the year ended December 31, 2023 (the “April 2023 Private Placement”), raising an aggregate of $75.8 million of net cash proceeds; (v) the sale of Class A Ordinary Shares and pre-funded warrants in April 2024 (the “April 2024 Private Placement”) raising an aggregate of $105.3 million of net cash proceeds; (vi) the sale of 1,500,000 Class A Ordinary Shares at a price of $3.80 per share under the ATM (as defined below) for net proceeds of $5.5 million, after placement agent commissions, in September 2024; and (vii) the sale of 3,000,000 Class A Ordinary Shares at a price of $1.75 per share under the ATM for net proceeds of $5.1 million, after placement agent commissions, in the first quarter of 2025.

Since our inception, we have incurred significant operating losses. Our net loss for the three and six months ended June 30, 2025 were $16.0 million and $33.4 million, respectively. As of June 30, 2025, we had an accumulated deficit of $189.3 million. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Recent Developments

Effective July 7, 2025, Eric Hyllengren succeeded Verender Badial as Chief Financial Officer of the Company.

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

Shelf Registration and ATM Program

Pursuant to the shelf registration statement on Form S-3 declared effective on September 17, 2024 (the “Shelf Registration Statement”), we may offer and sell ordinary shares, preference shares, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the filing of the Shelf Registration Statement, we also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”), relating to the sale of our Class A Ordinary Shares having an aggregate gross sales price of up to $125.0 million, from time to time through Leerink Partners, acting as sales agent (the “ATM”). In the first quarter of 2025, we sold 3,000,000 Class A Ordinary Shares at a price of $1.75 per share under the ATM, for net proceeds of $5.1 million, after placement agent commissions. During the second quarter of 2025, there were no sales of Class A Ordinary Shares pursuant to the ATM. As of the date of this filing, we have $114.0 million of Class A Ordinary Shares remaining available for sale under the Sales Agreement.

Pre-Funded Warrant Activity

In July 2025, the Company issued 2,888,952 Class A Ordinary Shares in connection with the exercise of 1,682,000 and 1,206,952 pre-funded warrants issued in the Company’s April 2023 Private Placement and April 2024 Private Placement, respectively. The exercise price for such pre-funded warrants was immaterial.

In April 2025, we entered into share surrender and warrant agreements with certain affiliated shareholders (the “2025 Shareholders”), pursuant to which (i) the 2025 Shareholders surrendered an aggregate of 6,500,000 Class A Ordinary Shares owned by the 2025 Shareholders, for no consideration, which were immediately cancelled and retired, upon surrender; and (ii) we issued pre-funded warrants to purchase an aggregate of 6,500,000 Class A Ordinary Shares, with an exercise price of $0.001 per share and no expiration date (the “2025 Share Exchange Warrants). The 2025 Share Exchange Warrants are exercisable immediately and have substantially identical terms to the pre-funded warrants issued in 2024 in connection with our April 2024 subscription agreements.

2023 Lilly License

On April 26, 2023, our consolidated subsidiary ZB17 LLC (“ZB17”) entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License (as defined below), the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“tibulizumab”).

In consideration for the investment made by Stone Peach, in 2023 ZB17 granted Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with tibulizumab and expires one year from the date of first indication approval for tibulizumab by the United States Food and Drug Administration (“FDA”) or the European Medicines Agency (“EMA”). The Stone Peach Call Right represents noncontrolling interest in our consolidated subsidiary, ZB17. As of June 30, 2025 and December 31, 2024 the noncontrolling interest balance was $1.5 million in the condensed consolidated balance sheets.

As additional consideration, beginning on May 1, 2023, Stone Peach receives an annual payment of $0.6 million initially, and increasing by 10% annually, so long as we maintain our license for tibulizumab, to be paid on May 1st of each year. We record expenses for these annual payments when they become due. An annual payment of $0.7 million became due and was paid during each of the three months ended June 30, 2025 and 2024. The Company recorded this payment within research and development expenses in the condensed consolidated statement of operations.

A one-time payment of $4.5 million for additional consideration due to Stone Peach upon acceptance from the FDA for our Investigational New Drug (“IND”) and commencement of our clinical trial for tibulizumab was recorded in research and development in the consolidated statement of operations for the year ended December 31, 2024 and was paid in June 2025. This payment is included in accounts payable and accrued expenses in the condensed consolidated balance sheets as of December 31, 2024.

A letter agreement, dated as of April 25, 2023, by and between BAFFX17, Ltd (“BAFFX17”) and the Company, and as amended by Amendment No. 1 on December 18, 2023 (the “BAFFX17 Letter Agreement”), provided that, as a finder’s fee for arranging the acquisition of the 2023 Lilly License, we would be required to make a one-time milestone payment of $5.0 million to BAFFX17 upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by us of at least $100.0 million (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) our fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis), as measured on April 24th of each year. As our fully diluted shares outstanding exceeded 52,500,000 shares prior to December 31, 2023, the $5.0 million fee was previously accounted for in research and development in the consolidated statement of operations for the year ended December 31, 2023, and is included in accounts payable and accrued expenses in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. On June 30, 2025, the Company received an invoice on behalf of BAFFX17 requesting a $5.0 million milestone payment (the “Milestone Payment”) pursuant to the BAFFX17 Letter Agreement.  The Company has not made such payment pending the outcome of the review by the Audit Subcommittee discussed in “Part II – Item 5. Other Information.” See also Note 12 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” and “Part II – Item 1A. Risk Factors – Our business, reputation, financial condition and results of operations could be adversely affected by our ongoing internal review of certain agreements and other matters.”

In addition to the consideration paid and/or earned in 2024 and 2023, we are also obligated to make payments (a) to Lilly for four (4) development milestone payments up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from tibulizumab; (b) to Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of tibulizumab in a country) for an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years; (c) to BAFFX17 for a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License or the 2023 Lilly License; (d) to Stone Peach for a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction; and (e) to Stone Peach for a royalty of 2% of the aggregate net sales of any products developed from the Compound (collectively, the “2023 Lilly Contingent Payments”). As of June 30, 2025, none of the 2023 Lilly Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due.

2022 Lilly License

On December 8, 2022, our consolidated subsidiary, Z33 Bio Inc. (“Z33”), entered into a license agreement (the “2022 Lilly License”) with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly), royalty-bearing global license to develop, manufacture, and commercialize certain intellectual property owned by Lilly relating to its IL-33 compound.

A letter agreement dated November 21, 2023 (the “Stone Peach Letter Agreement”) by and between Stone Peach and the Company, provided that, as a finder’s fee for the 2022 Lilly License, Z33 issued to Stone Peach Properties, LLC (“Stone Peach”) 4,900,222 shares of Z33 Series Seed Preferred Shares to Stone Peach. We and Stone Peach have the following rights, as amended, (a) we had the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement (the “Call Option”); (b) Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to us for a price per share of $2.040724 (the “Put Option”), and (c) Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to us in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024, and April 24, 2028. The Z33 Series Seed Preferred Shares are remeasured to the greater of the redemption value or the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33, at each reporting period. The Z33 Series Seed Preferred Shares represent redeemable noncontrolling interest in our consolidated subsidiary, Z33. On July 14, 2025, the Company received a request from Stone Peach to exercise the Put Option pursuant to the Stone Peach Letter Agreement pursuant to which Stone Peach would sell 50% of its Series Seed Preferred Shares in Z33 for $5.0 million.  Additionally, on July 23, 2025, the Company received a further request from Stone Peach to exercise the Put Right pursuant to the Stone Peach Letter Agreement pursuant to which Stone Peach would sell 50% of its Series Seed Preferred Shares in Z33 in exchange for 2,000,000 of the Company’s Class A Ordinary Shares.  The Company has not effected either the Put Option or the Put Right pending the outcome of the review of the Audit Subcommittee discussed in “Part II – Item 5. Other Information.” See also Note 12 and “Part II –Item 1A. Risk Factors – Our business, reputation, financial condition and results of operations could be adversely affected by our ongoing internal review of certain agreements and other matters.”

In addition to the consideration paid and transferred in 2022, we are also obligated to make payments to Lilly for (a) $3.0 million upon the completion of a financing by Z33 with gross proceeds exceeding $100.0 million; (b) 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound, if any; and (c) an annual earned royalty at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on Net Sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year, if any year (collectively, “the “2022 Lilly Contingent Payments”). We will account for these contingent milestone payments as they become due. As of June 30, 2025, none of the 2022 Lilly Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due.

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

As of June 30, 2025, no additional Pfizer Contingent Payments are due and accordingly no additional Pfizer Contingent Payments will be recorded in our financial statements until they are due.

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

Components of Operating Results

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist of all direct and indirect operating expenses supporting the processes and manufacturing in development, including consulting fees for clinical and manufacturing advisory services, CRO costs, costs related to manufacturing material for clinical studies, payroll and benefits, which includes share-based compensation for research and development employees, licensing fees, and data and study acquisition costs. Expenses are recognized as the related goods are delivered or the services are performed.

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

Research and development expenses could include:

External Expenses:

●	external research and development expenses incurred under agreements with CROs, investigative sites and consultants to conduct our clinical trials;
●	costs related to manufacturing material for preclinical studies and clinical trials, including fees paid to contract manufacturing organizations (“CMOs”);
●	milestone payments under our licensing agreements;
●	laboratory supplies and research materials; and
●	costs related to compliance with regulatory requirements.

Internal Expenses:

●	employee-related expenses, including salaries, bonuses, benefits, share-based compensation and other related costs for those employees involved in research and development efforts.

A significant portion of our research and development costs have been external expenses. We utilize third party contractors for our research and development activities. We track these external expenses on an individual program basis within our portfolio, when they are specific to an individual program, once a clinical product candidate or program has been identified.

We use CMOs for our manufacturing activities and we do not have our own laboratory or manufacturing facilities. Therefore, we have no material facilities expenses attributed to research and development. We track our manufacturing activities on a portfolio basis when we have multiple programs in a portfolio, but do not track these activities on a program basis within the portfolio, as these costs are deployed across multiple programs within a portfolio.

Our internal research and development costs are primarily personnel-related costs. We do not track internal costs on a portfolio or program specific basis because these costs are deployed across multiple programs and, as such, are not separately classified.

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

Results of Operations

Comparison of the Three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	For the Three Months Ended
	June 30,		$	%
	2025	2024	Change	Change
Operating expenses:
Research and development	$8,704	$5,539	$3,165	57%
General and administrative	9,358	6,220	3,138	50%
Total operating expenses	18,062	11,759	6,303	54%
Loss from operations	(18,062)	(11,759)	(6,303)	54%
Other (income)/expense, net:
Interest income	(1,717)	(2,196)	479	(22)%
Change in fair value of private placement warrants	—	768	(768)	(100)%
Other income, net	(352)	(2)	(350)	* %
Total other income, net	(2,069)	(1,430)	(639)	45%
Loss before income taxes	(15,993)	(10,329)	(5,664)	55%
Income tax benefit	—	—	—	0%
Net loss	(15,993)	(10,329)	(5,664)	55%
Accretion of redeemable noncontrolling interest to redemption value	—	(2,337)	2,337	(100)%
Net loss attributable to Class A Ordinary Shareholders of Zura	$(15,993)	$(12,666)	$(3,327)	26%

* Percentage change not meaningful

Operating Expenses

Research and development expenses (in thousands):

The following table summarizes our research and development expenses for the periods presented (in thousands):

	For the Three Months Ended
	June 30,		$	%
	2025	2024	Change	Change
External expenses:
Direct expenses by program:
Tibulizumab Portfolio
Tibulizumab SSc Program	$1,430	$121	1,309	* %
Tibulizumab HS Program	2,000	—	2,000	100%
Tibulizumab Combined (SSc and HS) Programs	2,167	3,405	(1,238)	(36)%
Total Tibulizumab Portfolio	5,597	3,526	2,071	59%
Additional product candidates (crebankitug and torudokimab)	460	296	164	55%
Unallocated expenses	476	250	226	90%
Internal expenses:
Personnel expenses (including share-based compensation)	2,171	1,467	704	48%
Total research and development expense	$8,704	$5,539	3,165	57%

* Percentage change not meaningful

Research and development expenses increased by $3.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to:

●	a $1.3 million and $2.0 million increase in costs as we advance our Phase 2 clinical trials evaluating tibulizumab in adults with SSc and HS, respectively, driven by costs incurred for CRO fees to support the conduct of our clinical trials;
●	a $1.2 million decrease in costs for tibulizumab that was not specific to an indication, primarily driven by a decrease of $1.3 million in manufacturing costs for tibulizumab;
●	a $0.2 million increase in costs related to our additional product candidates, crebankitug and torudokimab, as we continued to explore potential applications therapeutic indications where crebankitug may offer clinical and commercial value, and to monitor external data from IL-33/ST2-targeted programs to help inform our development strategy for torudokimab;;
●	a $0.7 million increase in compensation, including share-based compensation, driven by increased personnel in research and development functions; and
●	$0.2 million increase in unallocated non-portfolio specific research and development expenses due to our growth to support our advancement of our Phase 2 clinical trials and other product candidates.

We anticipate that research and development expenses will continue to increase in the future as we conduct research and development activities.

General and administrative expenses (in thousands):

General and administrative expenses increased by $3.1 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily due to an increase of $2.0 million in compensation expenses, including share-based compensation, for personnel in executive and administrative functions and our board of directors and an increase of $1.2 million in professional fees to support our growing organization as we advance our Phase 2 clinical trials evaluating tibulizumab in SSc and HS.

Other Expense (Income), net

Interest income

Interest income decreased by $0.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This is primarily due to lower interest rates on our cash and cash equivalents balance during three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Change in fair value of private placement warrants

For the three months ended June 30, 2025, we did not have any private placement warrants as all private placement warrants were exchanged for Class A Ordinary Shares in August 2024. Revaluation loss on the liability-classified private placement warrants assumed in the Business Combination was $0.8 million during the three months ended June 30, 2024.

Other income, net

Other income, net increased by $0.4 for the three months ended June 30, 2025 and compared to the three months ended June 30, 2024 primarily due to the $0.3 million of R&D Incentive Credits received from the U.K. government (tax authority) in May 2025 for qualifying R&D expenses incurred as part of research projects.

Accretion of Redeemable Noncontrolling Interest to Redemption Value

For the three months ended June 30, 2025, there is no accretion of redeemable noncontrolling interest to redemption value as the initial fair value of the noncontrolling interest, decreased for the noncontrolling shareholder’s interest in net loss of Z33, was greater than the redemption value as of both June 30, 2025 and March 31, 2025, thus there was no remeasurement of the Z33 Series Seed Preferred Shares. Accretion of redeemable noncontrolling interest to redemption value was $2.3 million for the three months ended June 30, 2024 resulting from the remeasurement of the Z33 Series Seed Preferred Shares to redemption value, as the Z33 Series Seed Preferred Shares are recorded at the greater of the redemption value or the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	For the Six Months Ended
	June 30,		$	%
	2025	2024	Change	Change
Operating expenses:
Research and development	$19,178	$9,132	$10,046	110%
General and administrative	18,138	11,006	7,132	65%
Total operating expenses	37,316	20,138	17,178	85%
Loss from operations	(37,316)	(20,138)	(17,178)	85%
Other (income)/expense, net:
Interest income	(3,534)	(3,411)	(123)	4%
Change in fair value of private placement warrants	—	1,374	(1,374)	(100)%
Other income, net	(347)	(25)	(322)	* %
Total other income, net	(3,881)	(2,062)	(1,819)	88%
Loss before income taxes	(33,435)	(18,076)	(15,359)	85%
Income tax benefit	—	—	—	0%
Net loss	(33,435)	(18,076)	(15,359)	85%
Accretion of redeemable noncontrolling interest to redemption value	—	(2,337)	2,337	(100)%
Adjustment of redeemable noncontrolling interst from redemption value to carrying value	—	7,017	(7,017)	101%
Net loss attributable to Class A Ordinary Shareholders of Zura	$(33,435)	$(13,396)	$(20,039)	150%

*Percentage change not meaningful

Operating Expenses

Research and development expenses:

The following table summarizes our research and development expenses for the periods presented (in thousands):

	For the Six Months Ended
	June 30,		$	%
	2025	2024	Change	Change
External expenses:
Direct expenses by program:
Tibulizumab Portfolio
Tibulizumab SSc Program	$4,196	$203	3,993	* %
Tibulizumab HS Program	3,274	—	3,274	100%
Tibulizumab Combined (SSc and HS) Programs	5,870	4,818	1,052	22%
Total Tibulizumab Portfolio	13,340	5,021	8,319	166%
Additional product candidates (crebankitug and torudokimab)	751	817	(66)	(8)%
Unallocated expenses	933	493	440	89%
Internal expenses:
Personnel expenses (including share-based compensation)	4,154	2,801	1,353	48%
Total research and development expense	$19,178	$9,132	10,046	110%

* Percentage change not meaningful

Research and development expenses increased by 10.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to:

●	a $4.0 million and $3.3 million increase in costs as we advance our Phase 2 clinical trials evaluating tibulizumab in adults with SSc and HS, respectively, driven by costs incurred for CRO fees to support the conduct of our clinical trials;
●	a $1.1 million increase in costs for tibulizumab that was not specific to an indication, primarily driven by an increase of $0.8 million in manufacturing costs for tibulizumab;
●	costs related to our additional product candidates (crebankitug and torudokimab), remained relatively consistent from the six months ended June 30 2025, compared to the six months ended June 30, 2024;
●	a $1.4 million increase in compensation, including share-based compensation, driven by increased personnel in research and development functions; and
●	$0.4 million increase in unallocated non-portfolio specific research and development expenses due to our growth to support our advancement of our Phase 2 clinical trials and other product candidates.

We anticipate that research and development expenses will continue to increase in the future as we conduct research and development activities.

General and administrative expenses (in thousands):

General and administrative expenses increased by $7.1 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily due to an increase of $4.5 million in compensation expenses, including share-based compensation, for personnel in executive and administrative functions and our board of directors and an increase of $2.3 million in professional fees to support our growing organization as we advance our Phase 2 clinical trials evaluating tibulizumab in SSc and HS.

Other Expense (Income), net

Interest income

Interest income remained relatively consistent for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Change in fair value of private placement warrants

For the six months ended June 30, 2025, we did not have any private placement warrants as all private placement warrants were exchanged for Class A Ordinary Shares in August 2024. Revaluation loss on the liability-classified private placement warrants assumed in the Business Combination was $1.4 million during the six months ended June 30, 2024.

Other income, net

Other income, net increased $0.3 million for the six months ended June 30, 2025 and compared to the six months ended June 30, 2024 primarily due to the $0.3 million of R&D Incentive Credits received from the U.K. government (tax authority) in May 2025 for qualifying R&D expenses incurred as part of research projects.

Accretion of Redeemable Noncontrolling Interest to Redemption Value

For the six months ended June 30, 2025, there is no accretion of redeemable noncontrolling interest to redemption value as the initial fair value of the noncontrolling interest, decreased for the noncontrolling shareholder’s interest in net loss of Z33, was greater than the redemption value as of both June 30, 2025 and December 31, 2024, thus there was no remeasurement of the Z33 Series Seed Preferred Shares. Accretion of redeemable noncontrolling interest to redemption value was $2.3 million for the six months ended June 30, 2024 resulting from the remeasurement of the Z33 Series Seed Preferred Shares to redemption value, as the Z33 Series Seed Preferred Shares are recorded at the greater of the redemption value or the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33.

Adjustment of Redeemable Noncontrolling Interest from Redemption Value to Carrying Value

For the six months ended June 30, 2025, there is no adjustment to the noncontrolling interest as the initial fair value of the noncontrolling interest, decreased for the noncontrolling shareholder’s interest in net loss of Z33, was greater than the redemption value as of both June 30, 2025 and December 31, 2024. For the six months ended June 30, 2024, redeemable noncontrolling interest was adjusted from its redemption value to its initial fair value, decreased for the noncontrolling shareholder’s interest in net loss of Z33. This $7.0 million adjustment was the result of a decrease in the redemption price below the initial fair value, less the noncontrolling shareholder’s interest in net loss of Z33 as of June 30, 2024.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2025, we had cash and cash equivalents of $154.5 million. We have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of our convertible preferred shares of Zura Bio UK through March 31, 2023; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million in December 2022; (iii) proceeds from the Business Combination of $56.7 million in March 2023; (iv) the April 2023 Private Placement, raising an aggregate of $75.8 million in net cash proceeds; (v) the April 2024 Private Placement, raising an aggregate of $105.3 million in net cash proceeds; (vi) the sale of 1,500,000 Class A Ordinary Shares at a price of $3.80 per share under the ATM for net proceeds of $5.5 million, after placement agent commissions, in September 2024; and (vii) the sale of 3,000,000 Class A Ordinary Shares at a price of $1.75 per share under the ATM for net proceeds of $5.1 million, after placement agent commissions, in the first quarter of 2025.

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

Cash Flows

The following table provides cash (used in) provided by operating, investing and financing activities (in thousands):

	For the Six Months Ended
	June 30,
	2025	2024
Net cash used in operating activities	$(27,093)	$(11,599)
Net cash used in investing activities	(64)	(5,017)
Net cash provided by financing activities	5,149	105,253
Net (decrease) increase in cash and cash equivalents	$(22,008)	$88,637

Cash flows from operating activities

Net cash used in operating activities increased by $15.5 million to $27.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This was primarily due to an increase in our cash net loss of $14.6 million, which is comprised of a $15.4 million increase in net loss, as adjusted for the increase in non-cash charges of $0.8 million, for the six months ended June 30, 2025. The increase of $0.8 in non-cash charges was due to an increase of $2.0 million for share-based payment expense for the six months ended June 30, 2025, partially offset by a decrease in the change in fair value on the private placement warrants of $1.4 million for the six months ended June 30, 2024. Working capital changes resulted in decreased cash used in operating activities of $0.9 million, resulting from higher prepaid expenses and other current assets and an increase in cash used in paying accounts payable and accrued expenses for the six months ended June 30, 2025.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2025 was de minimis. Cash used in investing activities for the six months ended June 30, 2024 was $5.0 million which primarily related to the cash consideration paid to acquire the 2023 Lilly License.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2025 was $5.1 million, which primarily related to net proceeds of $5.1 million, after placement agent commissions, for the sale of Class A Ordinary Shares under our ATM.

Cash provided by financing activities for the six months ended June 30, 2024 was $105.3 million, which consisted of $62.5 million of gross proceeds from the issuance of Class A Ordinary Shares in connection with the April 2024 Private Placement and $50.0 million of gross proceeds from the issuance of Pre-Funded Warrants in connection with the April 2024 Private Placement, partially offset by $7.2 million of transaction costs incurred in connection with such financing.

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

Pursuant to the terms of the Lonza License, we have a license fee of $0.4 million due to Lonza annually in the fourth quarter as a result of manufacturing drug substance with a third party other than Lonza since 2023. For the year ended December 31, 2024, we recorded $0.4 million for the Lonza License, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024.

WuXi Biologics License

In July 2023, the Company entered into a biologics master services agreement (the “WuXi Biologics MSA”) with WuXi Biologics. Pursuant to the WuXi Biologics MSA, the parties enter into work orders setting forth the services and fees associated with drug substance and drug product activities and manufacturing for torudokimab, which fees are recognized as research and development expenses as incurred. Pursuant to the WuXi Biologics MSA, the Company entered into a cell line license agreement (the “Cell Line License Agreement”), which is further described below.

The Cell Line License Agreement was for certain of WuXi Biologics’ know-how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). If we manufacture all of our commercial supplies of bulk drug product for WuXi Biologics Licensed Products with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If we manufacture part of our commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by us upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by us that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if we fail to make a payment and such failure continues for 30 days after receiving notice of such failure. As of June 30, 2025, there are no payments currently due under the Cell Line License Agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The United States (“U.S.”) government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside of the United States pose a national security risk and should be subject to additional tariffs.

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

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. As we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects. In addition, in the event Most-Favored-Nation pricing for pharmaceutical products is implemented and applicable to any of our product candidates that may receive regulatory approval, our revenue opportunities may be adversely affected.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Other changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

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

Our business, reputation, financial condition and results of operations could be adversely affected by our ongoing internal review of certain agreements and other matters.

As discussed in Note 12 to our unaudited consolidated financials located in “Part I – Financial Information, Item 1. Financial Statements” and “Part II – Item 5,” the Audit Subcommittee has engaged independent legal counsel to review the matters described therein.  The review, the outcome of the review and other events arising in connection with these matters may materially adversely impact our business, reputation, financial condition and results of operations. Due to the early stage of the review, at this time, the Company cannot estimate the outcome or timing for completion of the review, and can therefore give no assurances regarding the ultimate outcome or impact on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 30, 2025, the Company received an invoice on behalf of BAFFX17 requesting a $5.0 million Milestone Payment pursuant to the BAFFX17 Letter Agreement. The Company has not made such payment pending the outcome of the review by the Audit Subcommittee discussed below.

On July 14, 2025, the Company received a request from Stone Peach to exercise the Put Option pursuant to the Stone Peach Letter Agreement pursuant to which Stone Peach would sell 50% of its Series Seed Preferred Shares in Z33 to the Company for $5.0 million.  Additionally, on July 23, 2025, the Company received a further request from Stone Peach to exercise the Put Right pursuant to the Stone Peach Letter Agreement pursuant to which Stone Peach would sell 50% of its Series Seed Preferred Shares in Z33 in exchange for 2,000,000 of the Company’s Class A Ordinary Shares.  The Company has not effected either the Put Option or the Put Right pending the outcome of the review of the Audit Subcommittee discussed below.

Certain information regarding the agreements and relationships with contractual counterparties was brought to the attention of management, which promptly informed the Audit Committee of the Board of Directors of the Company. In response, the Audit Committee has formed the Audit Subcommittee, comprised solely of disinterested and independent directors, to review the Company’s agreements and relationships with BAFFX17 and Stone Peach, among other matters.

The Audit Subcommittee was granted the full authority of the Audit Committee to conduct its review, including the authority to direct the Company to take action in respect of the BAFFX17 and Stone Peach agreements and other matters under its review. Due to the early stage of the review, at this time, the Company cannot estimate the outcome or timing for completion of the review. The Audit Subcommittee is committed to conducting a prompt, expeditious and thorough independent review of the matters under its authority. The Company expects to provide an update on the Audit Subcommittee’s review once complete. See “Part II – Item 1A. Risk Factors – Our business, reputation, financial condition and results of operations could be adversely affected by our ongoing internal review of certain agreements and other matters.” for additional information.

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

3.1	Second Amended and Restated Memorandum of Association of Zura Bio Limited (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 24, 2023).
4.1	Specimen Warrant Certificate of Zura (incorporated by reference to Exhibit 4.6 of JATT’s Form S-4 (File No. 333-267005) filed with the SEC on August 19, 2022).
4.2	Form of Pre-Funded Warrant to Purchase Ordinary Shares (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023).
4.3	Form of Pre-Funded Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2024).
4.4	Form of Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8 - K filed with the Securities and Exchange Commission on August 21, 2024).
4.5	Form of Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8 - K filed with the Securities and Exchange Commission on April 17, 2025).
10.1	Non-Employee Director Compensation Policy.
10.2†

Offer Letter Agreement with Eric Hyllengren, dated June 27, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2025).

10.3†

Settlement Agreement, by and between Zura Bio Limited and Verender Badial, dated June 27, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2025).

10.4

Share Surrender and Warrant Agreement, dated as of April 16, 2025, by and among the Company and Venrock Healthcare Capital Partners EG, L.P., Venrock Healthcare Capital Partners III, L.P., and VHCP Co-Investment Holdings III, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2025).

10.5

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

† Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURA BIO LIMITED
Date: August 14, 2025	By:	/s/ Robert Lisicki
	Name:	Robert Lisicki
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Eric Hyllengren
	Name:	Eric Hyllengren
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)