Form 10-Q
period 2025-09-30
Zura Bio Ltd
filed 2025-11-13
CIK 1855644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had 65,023,308 Class A Ordinary Shares outstanding

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

Additional discussion of the risks, uncertainties and other factors described above, as well as other risks material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), as supplemented by the risks and uncertainties described in “Risk Factors” Item 1A. Risk Factors in Part II of this Quarterly Report. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other transactions we may execute.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Zura Bio Limited

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$139,017	$176,498
Prepaid expenses and other current assets	3,275	2,246
Total current assets	142,292	178,744
Property and equipment, net	131	91
Other assets	1,512	698
Total assets	$143,935	$179,533

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$25,491	$19,514
Total current liabilities	25,491	19,514
Total liabilities	25,491	19,514

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	8,660	11,663

Shareholders’ Equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 65,018,058 and 65,297,530 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	315,608	302,705
Accumulated deficit	(207,372)	(155,897)
Total Zura Bio Limited shareholders’ equity	108,243	146,815
Noncontrolling interest	1,541	1,541
Total shareholders’ equity	109,784	148,356
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$143,935	$179,533

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$11,948	$6,029	$31,126	$15,161
General and administrative	7,571	13,290	25,709	24,296
Total operating expenses	19,519	19,319	56,835	39,457
Loss from operations	(19,519)	(19,319)	(56,835)	(39,457)
Other (income)/expense, net:
Interest income	(1,526)	(2,461)	(5,060)	(5,872)
Change in fair value of private placement warrants	—	3,866	—	5,240
Other expense/(income), net	47	(22)	(300)	(47)
Total other (income)/expense, net	(1,479)	1,383	(5,360)	(679)
Loss before income taxes	(18,040)	(20,702)	(51,475)	(38,778)
Income tax benefit	—	—	—	—
Net loss	(18,040)	(20,702)	(51,475)	(38,778)
Accretion of redeemable noncontrolling interest to redemption value	(2,828)	(2,240)	(2,828)	(4,577)
Adjustment of redeemable noncontrolling interest	831	—	831	7,017
Net loss attributable to Class A Ordinary Shareholders of Zura	$(20,037)	$(22,942)	$(53,472)	$(36,338)
Net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	$(0.21)	$(0.26)	$(0.57)	$(0.52)
Weighted-average Class A Ordinary Shares used in computing net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	94,564,632	87,335,667	93,941,675	69,778,401

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Equity

(Unaudited)

(In thousands, except share data)

For the Three Months Ended September 30, 2025

	Redeemable	Class A		Additional			Total
	Noncontrolling	Ordinary Shares		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of June 30, 2025	$11,663	62,064,270	$6	$315,231	$(189,332)	$1,541	$127,446
Issuance of Class A Ordinary Shares upon exercise of Pre-Funded Warrants	—	2,888,952	1	2	—	—	3
Issuance of Class A Ordinary Shares for restricted share units, net of shares withheld for taxes	—	64,836	—	(7)	—	—	(7)
Partial extinguishment of redeemable noncontrolling interest	(5,831)	—	—	831	—	—	831
Accretion of redeemable noncontrolling interest to redemption value	2,828	—	—	(2,828)	—	—	(2,828)
Share-based compensation	—	—	—	2,379	—	—	2,379
Net loss	—	—	—	—	(18,040)	—	(18,040)
Balance as of September 30, 2025	$8,660	65,018,058	$7	$315,608	$(207,372)	$1,541	$109,784

For the Three Months Ended September 30, 2024

	Redeemable	Class A		Additional			Total
	Noncontrolling	Ordinary Shares		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of June 30, 2024	$14,000	63,683,806	$6	$278,086	$(121,570)	$1,541	$158,063
Issuance of Pre-Funded Warrants in exchange for Class A Ordinary Shares	—	(4,000,000)	—	—	—	—	—
Issuance of Class A Ordinary Shares in exchange for Private Placement Warrants	—	1,718,108	—	6,230	—	—	6,230
Issuance of Class A Ordinary Shares in exchange for Public Warrants	—	2,064,082	—	—	—	—	—
Issuance of Class A Ordinary Shares in connection with a sale under the ATM, net of $0.2 million of commissions	—	1,500,000	1	5,533	—	—	5,534
ATM transaction costs	—	—	—	(626)	—	—	(626)
Issuance of Class A Ordinary Shares for restricted share units, net of shares withheld for taxes	—	327,534	—	(318)	—	—	(318)
Share-based compensation	—	—	—	8,646	—	—	8,646
Accretion of redeemable noncontrolling interest to redemption value	2,240	—	—	(2,240)	—	—	(2,240)
Net loss	—	—	—	—	(20,702)	—	(20,702)
Balance as of September 30, 2024	$16,240	65,293,530	$7	$295,311	$(142,272)	$1,541	$154,287

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Equity

(Unaudited)

(In thousands, except share data)

For the Nine Months Ended September 30, 2025

	Redeemable	Class A		Additional			Total
	Noncontrolling	Ordinary Shares		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2024	$11,663	65,297,530	$7	$302,705	$(155,897)	$1,541	$148,356
Issuance of Class A Ordinary Shares in connection with sales under the ATM, net of $0.2 million of commissions	—	3,000,000	—	5,093	—	—	5,093
Issuance of Pre-Funded Warrants in exchange for Class A Ordinary Shares	—	(6,500,000)	(1)	1	—	—	—
Issuance of Class A Ordinary Shares upon exercise of Pre-Funded Warrants	—	2,888,952	1	2	—	—	3
Issuance of Class A Ordinary Shares for share option exercises and restricted share units, net of shares withheld for taxes	—	331,576	—	49	—	—	49
Partial extinguishment of redeemable noncontrolling interest	(5,831)	—	—	831	—	—	831
Accretion of redeemable noncontrolling interest to redemption value	2,828	—	—	(2,828)	—	—	(2,828)
Share-based compensation	—	—	—	9,755	—	—	9,755
Net loss	—	—	—	—	(51,475)	—	(51,475)
Balance as of September 30, 2025	$8,660	65,018,058	$7	$315,608	$(207,372)	$1,541	$109,784

For the Nine Months Ended September 30, 2024

	Redeemable	Class A		Additional			Total
	Noncontrolling	Ordinary Shares		Paid-in	Accumulated	Noncontrolling	Shareholders’
	Interest	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2023	$18,680	43,593,678	$4	$162,820	$(103,494)	$1,541	$60,871
Issuance of Class A Ordinary Shares in connection with April 2024 Private Placement, net of $7.2 million of transaction costs	—	20,090,128	2	55,221	—	—	55,223
Issuance of Pre-Funded Warrants in connection with April 2024 Private Placement	—	—	—	50,030	—	—	50,030
Issuance of Pre-Funded Warrants in exchange for Class A Ordinary Shares	—	(4,000,000)	—	—	—	—	—
Issuance of Class A Ordinary Shares in exchange for Private Placement Warrants	—	1,718,108	—	6,230	—	—	6,230
Issuance of Class A Ordinary Shares in exchange for Public Warrants	—	2,064,082	—	—	—	—	—
Issuance of Class A Ordinary Shares in connection with sales under the ATM, net of $0.2 million of commissions	—	1,500,000	1	5,533	—	—	5,534
ATM transaction costs	—	—	—	(626)	—	—	(626)
Issuance of Class A Ordinary Shares for restricted share units, net of shares withheld for taxes	—	327,534	—	(318)	—	—	(318)
Share-based compensation	—	—	—	13,981	—	—	13,981
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	(7,017)	—	—	7,017	—	—	7,017
Accretion of redeemable noncontrolling interest to redemption value	4,577	—	—	(4,577)	—	—	(4,577)
Net loss	—	—	—	—	(38,778)	—	(38,778)
Balance as of September 30, 2024	$16,240	65,293,530	$7	$295,311	$(142,272)	$1,541	$154,287

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(51,475)	$(38,778)
Adjustments to reconcile net loss before redeemable noncontrolling interest to net cash used in operating activities
Share-based compensation expense	9,755	13,981
Change in fair value of private placement warrants	—	5,240
Depreciation and amortization	34	4
Foreign exchange transaction loss (gain)	73	(31)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,029)	283
Other assets	(814)	—
Accounts payable and accrued expenses	919	2,049
Net cash used in operating activities	(42,537)	(17,252)
Cash flows from investing activities
Purchase of property and equipment	(96)	(30)
Purchase of research and development license	—	(5,000)
Net cash used in investing activities	(96)	(5,030)
Cash flows from financing activities
Proceeds from issuance of Class A Ordinary Shares in connection with a sale under the ATM, net of $0.2 million of commissions	5,093	5,534
Proceeds from exercise of share options	90	—
Proceeds from exercise of Pre-Funded Warrants	3	—
Payment of employee withholding taxes for restricted share units withheld	(34)	—
Proceeds from issuance of Class A Ordinary Shares in connection with April 2024 Private Placement, net of $7.2 million of transaction costs	—	55,223
Proceeds from issuance of Pre-Funded Warrants in connection with April 2024 Private Placement	—	50,030
ATM transaction costs	—	(38)
Payment of deferred transaction costs	—	(52)
Net cash provided by financing activities	5,152	110,697
Net (decrease) increase in cash and cash equivalents	(37,481)	88,415
Cash and cash equivalents, beginning of period	176,498	99,806
Cash and cash equivalents, ending of period	$139,017	$188,221

Supplemental Disclosure
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Partial extinguishment of redeemable noncontrolling interest	$5,831	$—
Accretion of redeemable noncontrolling interest to redemption value	$2,828	$4,577
Issuance of Class A Ordinary Shares in exchange for private placement warrants	$—	$6,230
Unpaid ATM transaction costs included in accounts payable and accrued expenses	$—	$588
Restricted share units withheld to pay employee withholding taxes that are included in accounts payable and accrued expenses	$7	$318
Adjustment of redeemable noncontrolling interest from redemption value to carrying value	$—	$7,017
Purchase of property and equipment included in accounts payable and accrued expenses	$3	$18

See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Description of Business

Zura Bio Limited, a Cayman Islands exempted company, formerly known as JATT Acquisition Corp (“JATT”), together with its subsidiaries (collectively, the “Company” or “Zura”), is a clinical-stage, multi-asset immunology company dedicated to developing novel dual-pathway antibodies for a range of autoimmune and inflammatory diseases with unmet needs.

The Company’s strategic focus is to leverage dual-pathway biology to develop therapies intended to provide broader and deeper clinical benefits for patients with immune-mediated conditions. The Company currently has one clinical-stage product candidate in ongoing Phase 2 trials and is continuing to evaluate additional development opportunities within its pipeline, focusing on indications with unmet need and commercial potential.

The Company’s lead product candidate, tibulizumab (ZB-106), is an immunoglobulin G (“IgG”)-single-chain variable fragment (“scFv”) bispecific dual-antagonist antibody engineered by the fusion of TALTZ® (ixekizumab) and tabalumab to neutralize interleukin-17A (IL-17A) and B-cell activating factor (BAFF).

●	In May 2025, the Company initiated TibuSHIELD, a global randomized, double-blind, placebo-controlled Phase 2 clinical study evaluating tibulizumab in approximately 180 adults with moderate to severe hidradenitis suppurativa (HS). The trial is designed to assess the safety, tolerability, and efficacy of tibulizumab for the treatment of HS in this patient population.
●	In December 2024, the Company initiated TibuSURE, a global randomized, double-blind, placebo-controlled Phase 2 study evaluating tibulizumab in approximately 80 adults with early diffuse cutaneous systemic sclerosis (dcSSc). The trial is designed to assess the safety, tolerability, and efficacy of tibulizumab for the treatment of dcSSc in this patient population.

Additionally, the Company is actively assessing the competitive landscape and evaluating potential therapeutic indications for crebankitug and torudokimab.

●	Crebankitug (ZB-168) is a fully human, high affinity monoclonal antibody that binds and neutralizes the interleukin-7 receptor (IL-7R) alpha chain. IL-7Rα sits at the nexus of two key immune pathways, IL-7 and thymic stromal lymphopoietin (“TSLP”), thus IL-7Rα has the potential to block activation through either of these pathways. As a result, the Company believes crebankitug could be therapeutically relevant in a broad set of indications where the IL-7 or TSLP pathways may be involved.
●	Torudokimab (ZB-880) is a fully human, high affinity monoclonal antibody that neutralizes interleukin-33 (“IL-33”), thereby inhibiting ST2-dependent inflammatory signaling and potentially modulating ST2-independent pathways, such as those mediated by the receptor for advanced glycation end products (“RAGE”). The IL-33/ST2 axis is supported by genetic evidence and is being investigated as a therapeutic target in inflammatory diseases, with development programs in asthma and ongoing evaluation in chronic obstructive pulmonary disease (“COPD”).

Business Combination

On March 20, 2023 (the “Closing Date”), the Company consummated the previously announced business combination (the “Business Combination”), pursuant to the terms of a business combination agreement (the “Business Combination Agreement”), dated as of June 16, 2022 (as amended on September 20, 2022, November 14, 2022, and January 13, 2023), by and among JATT, JATT Merger Sub, JATT Merger Sub 2, Zura Bio Holdings Ltd. (“Holdco”), and Zura Bio Limited, a limited company incorporated under the laws of England and Wales (“Legacy Zura”). Pursuant to the Business Combination Agreement, (a) before the closing of the Business Combination, Holdco was established as a new holding company of Legacy Zura and became a party to the Business Combination Agreement; and (b) on the Closing Date, in sequential order: (i) Merger Sub merged with and into Holdco, with Holdco continuing as the surviving company and a wholly owned subsidiary of JATT; (ii) immediately following the Merger, Holdco merged with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving company and a wholly owned subsidiary of JATT; and (iii) JATT changed its name to “Zura Bio Limited”.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the Company’s unaudited condensed consolidated financial statements (the “condensed consolidated financial statements”) may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an emerging growth company. The Company expects to no longer be an emerging growth company effective December 31, 2026.

Liquidity

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company has an accumulated deficit of $207.4 million and $155.9 million as of September 30, 2025 and December 31, 2024, respectively, and a net loss of $18.0 million and $51.5 million for the three and nine months ended September 30, 2025, respectively. The Company’s existing sources of liquidity as of September 30, 2025 include $139.0 million in cash and cash equivalents.

Prior to the Business Combination, the Company historically funded operations primarily with issuances of convertible preferred shares and a promissory note. Upon the closing of the Business Combination, the Company received $56.7 million in net cash proceeds. Additionally, the Company raised (a) $10.6 million of cash proceeds after sales agent commissions in connection with sales under the ATM (as defined herein) since September 2024, (b) an aggregate of $105.3 million of net cash proceeds from the sale of Class A Ordinary Shares and pre-funded warrants in April 2024 (the “April 2024 Private Placement”), and (c) $75.8 million in net cash proceeds from the sale of Class A Ordinary Shares and pre-funded warrants in May and June 2023 (the “April 2023 Private Placement”). The Company’s cash requirements include, but are not limited to, clinical development, product manufacturing costs and working capital requirements. The Company expects that such operating losses and negative cash flows from operations will continue, but that it should have sufficient liquidity to fund its operations over the next twelve months.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial statements and include the accounts of its consolidated subsidiaries. Other shareholders’ interests in the Company’s subsidiaries, Z33 Bio, Inc. (“Z33”) and ZB17 LLC (“ZB17”), are shown in the condensed consolidated financial statements as redeemable noncontrolling interest and noncontrolling interest, respectively. All intercompany balances and transactions have been eliminated in consolidation.

These condensed consolidated financial statements are presented in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. As such, the information included herein should be read in conjunction with the Company’s consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024 (the “audited consolidated financial statements”) that were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 25, 2025 (the “Annual Report”). In Management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025 and the results of operations for the three and nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.

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

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s CODM is the Chief Executive Officer or, when applicable, the Interim Chief Executive Officer. The Company and the CODM view its operations and manage its business as one operating segment, focused on developing novel medicines for immune and inflammatory disorders. The Company has business activities in different regions that are managed on a consolidated basis.

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

In accordance with IAS 20, the Company will recognize the R&D Credits when it has reasonable assurance that the R&D Credits will be received. As the Company has only filed two claims under the tax relief programs as of September 30, 2025, it has determined that reasonable assurance will be met upon cash receipt. For the three and nine months ended September 30, 2025, the Company recorded $0.3 million in other income, net in the condensed consolidated statement of operations for R&D Credits received in May 2025. In April 2025, the Company filed an additional claim for an R&D Credit for $1.0 million that was not received as of September 30, 2025.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as of the periods presented because to do so would be anti-dilutive:

	September 30,
	2025	2024
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	14,480,663	9,318,906
Shares issuable upon settlement of Z33 Series Seed Preferred Shares Put Right	2,000,000	2,000,000
Shares issuable upon vesting of restricted share units	573,282	1,050,720
Restricted share awards	249,997	374,995
Total	17,303,942	12,744,621

Income Taxes

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act” (“OBBBA”) into law. The OBBBA makes permanent many of the provisions previously enacted as part of the 2017 Tax Cut and Jobs Act that were set to expire at the end of 2025 and includes other changes to certain U.S. corporate tax provisions including (i) the restoration of immediate expensing for domestic research and development expenditures, (ii) the reinstatement of 100% bonus depreciation for qualified property and (iii) favorably modifying the section 163(j) interest limitation (similar to EBITDA). FASB Topic 740, “Income Taxes”, requires the tax effects of changes in tax laws or rates be recognized in the period in which the law is enacted. The enactment of the OBBBA did not have a material impact on our effective tax rate as of September 30, 2025.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position, results of operations, or cash flows upon adoption.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands), and the fair value hierarchy of the valuation techniques utilized.

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$135,905	$—	$—	$135,905

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$170,743	$—	$—	$170,743

There were no transfers into or out of Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2025.

Private Placement Warrants

In August 2024, pursuant to the Warrant Exchange (as defined herein), the Company exchanged all of the outstanding Private Placement Warrants (as defined herein) for Class A Ordinary Shares. See Note 7. The Private Placement Warrants were measured at fair value on a recurring basis. Because the transfer of Private Placement Warrants to non-permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants (as defined herein), the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. Accordingly, the Private Placement Warrants were classified as Level 2 financial instruments. Upon completion of the Warrant Exchange, the Private Placement Warrants were remeasured to settlement value which was determined based on the fair value of the Class A Ordinary Shares issued in exchange for the Private Placement Warrants. There were no Private Placement Warrants outstanding as of September 30, 2025 and December 31, 2024. The change in fair value of the Private Placement Warrants for the three and nine months ended September 30, 2024 was $3.9 million and $5.2 million, respectively.

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Accrued research and development costs	$8,632	$7,100
Accrued 2023 Lilly License costs	5,000	9,500
Accrued settlement of Put Option	5,000	—
Accrued bonus	2,152	1,713
Accounts payable	3,275	733
Accrued professional fees	869	318
Other accrued expenses	563	150
Total accounts payable and accrued expenses	$25,491	$19,514

5.	License

2023 Lilly License

On April 26, 2023, the Company’s consolidated subsidiary ZB17 LLC (“ZB17”) entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License (as defined below), the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize a certain bispecific antibody relating to IL-17 and BAFF (“tibulizumab”).

In 2023, in consideration for the investment made by Stone Peach, ZB17 granted Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with tibulizumab and expires one year from the date of first indication approval for tibulizumab by the FDA or the European Commission. The Stone Peach Call Right represents noncontrolling interest in the Company’s consolidated subsidiary, ZB17. As of September 30, 2025 and December 31, 2024, the noncontrolling interest balance was $1.5 million in the condensed consolidated balance sheets.

As additional consideration, beginning on May 1, 2023, Stone Peach receives an annual payment of $0.6 million initially, and increasing by 10% annually, so long as the Company maintains its license for tibulizumab, to be paid on May 1st of each year. The Company records expenses for these annual payments when they become due. An annual payment of $0.7 million was paid during each of the nine months ended September 30, 2025 and 2024. The Company recorded this payment within research and development expense in the condensed consolidated statement of operations.

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

A letter agreement, dated as of April 25, 2023, by and between BAFFX17 Ltd (“BAFFX17”) and the Company, and as amended by Amendment No. 1 on December 18, 2023 (the “BAFFX17 Letter Agreement”), provided that, as a finder’s fee for arranging the acquisition of the 2023 Lilly License, the Company would be required to make a one-time milestone payment of $5.0 million to BAFFX17 upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by the Company of at least $100.0 million, (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) the Company’s fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis) as measured on April 24th of each year. As the Company’s fully diluted shares outstanding exceeded 52,500,000 shares prior to December 31, 2023, the $5.0 million fee was previously accounted for in research and development in the consolidated statement of operations for the year ended December 31, 2023, and is included in accounts payable and accrued expenses in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. On June 30, 2025, the Company received an invoice on behalf of BAFFX17 requesting a $5.0 million milestone payment (the “Milestone Payment”) pursuant to the BAFFX17 Letter Agreement. The Company has not made such payment as of September 30, 2025.

In addition to the consideration paid and/or earned during the years ended December 31, 2024 and 2023, the Company is also obligated to make payments (a) to Lilly for four (4) development milestone payments up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from tibulizumab; (b) to Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of tibulizumab in a country) for an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years; (c) to BAFFX17 for a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License or the 2023 Lilly License; (d) to Stone Peach for a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction; and (e) to Stone Peach for a royalty of 2% of the aggregate net sales of any products developed from the Compound (collectively, the “2023 Lilly Contingent Payments”). As of September 30, 2025, none of the 2023 Lilly Contingent Payments are due and accordingly will not be recorded in the Company’s financial statements until they are due.

2022 Lilly License

On December 8, 2022, the Company’s consolidated subsidiary, Z33, entered into a license agreement (the “2022 Lilly License”) with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly), royalty-bearing global license to develop, manufacture, and commercialize certain intellectual property owned by Lilly relating to its IL-33 compound.

A letter agreement dated as of December 8, 2022, as amended on November 21, 2023 (the “Stone Peach Letter Agreement”), by and between Stone Peach and the Company, provided that, as a finder’s fee for the 2022 Lilly License, the Company’s consolidated subsidiary Z33 issued 4,900,222 shares of Z33 Series Seed Preferred Shares to Stone Peach. Zura and Stone Peach have the following rights, as amended, (a) Zura had the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement (the “Call Option”); (b) Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura for a price per share of $2.040724 (the “Put Option”), and (c) Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to Zura in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024, and April 24, 2028. See Note 10. The Z33 Series Seed Preferred Shares are remeasured to the greater of the redemption value or the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33, at each reporting period. The Z33 Series Seed Preferred Shares represent redeemable noncontrolling interest in the Company’s consolidated subsidiary, Z33.

In July 2025, the Company received a request from Stone Peach to exercise the Put Option pursuant to which Stone Peach would sell 50% of its Series Seed Preferred Shares in Z33 for $5.0 million. Additionally, in July 2025, the Company received a further request from Stone Peach to exercise the Put Right pursuant to which Stone Peach would sell 50% of its Series Seed Preferred Shares in Z33 in exchange for 2,000,000 of the Company’s Class A Ordinary Shares. Upon exercise, the obligation to settle the Put Option in cash was recorded in accounts payable and accrued expenses and additional paid-in capital. As the Company has not yet made such cash payment, the obligation to settle the Put Right in Class A Ordinary Shares represents redeemable noncontrolling interest. As of September 30, 2025, $5.0 million to settle the Put Option is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

In addition to the consideration paid and transferred in 2022 and 2023, the Company is also obligated to make payments to Lilly for (a) $3.0 million upon the completion of a financing by Z33 with gross proceeds exceeding $100.0 million; (b) 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound, if any; and (c) an annual earned royalty at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year, if any year (collectively, the “2022 Lilly Contingent Payments”). The Company will account for these contingent milestone payments when they become due. As of September 30, 2025, none of the 2022 Lilly Contingent Payments are due and accordingly will not be recorded in the Company’s financial statements until they are due. If a financing by Z33 with gross proceeds exceeding $100.0 million and corresponding payment of $3.0 million to Lilly does not occur by December 7, 2025, Lilly may terminate the 2022 Lilly License, unless by the same date, the Company makes a $3.0 million payment. As of September 30, 2025, no such payment has been made and will not be recorded in the Company’s financial statements until it is deemed probable.

Pfizer Agreement

On March 22, 2022, the Company entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer. Under the Pfizer Agreement, the Company acquired a license for a compound previously developed by Pfizer.

In addition to the consideration paid and transferred during 2022 and 2023 and the first $1.0 million development milestone paid during 2024, the Company is obligated to make payments to Pfizer for (a) eleven (11) remaining future development and regulatory milestone payments aggregating up to $69.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”), if any; and (b) an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of net sales of the Company’s Products, if any (collectively, the “Pfizer Contingent Payments”). Royalties are payable on a country-by-country basis for a certain period of years or upon the later expiration of regulatory exclusivity of the Company’s Products in a country. As of September 30, 2025, no additional Pfizer Contingent Payments are due and accordingly no additional Pfizer Contingent Payments will be recorded in the Company’s financial statements until they are due.

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

Pursuant to the terms of the Lonza License, the Company has a license fee of $0.4 million due to Lonza annually in the fourth quarter as a result of manufacturing drug substance with a third party other than Lonza since 2023. For the year ended December 31, 2024, the Company recorded $0.4 million for the Lonza License, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024.

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

The Cell Line License Agreement was for certain of WuXi Biologics’ know – how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). If the Company manufactures all of its commercial supplies of bulk drug product for WuXi Biologics Licensed Products with a manufacturer other than WuXi Biologics or its affiliates, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If the Company manufactures part of its commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by the Company upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by the Company that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure. As of September 30, 2025, there are no payments currently due under the Cell Line License Agreement.

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

During the nine months ended September 30, 2025, the Company sold 3,000,000 Class A Ordinary Shares at a price of $1.75 per share under the ATM, for net proceeds of $5.1 million, after sales agent commissions. During the three months ended September 30, 2025, there were no sales of Class A Ordinary Shares pursuant to the ATM. As of September 30, 2025, $114.0 million of Class A Ordinary Shares remained available for sale under the Sales Agreement.

Ordinary Shares Reserved for Issuance

A summary of shares reserved for issuance as of September 30, 2025 is summarized below:

September 30, 2025
Shares issuable upon exercise of pre-funded warrants to purchase Class A Ordinary Shares	27,495,396
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	16,819,399
Shares available for grant under 2023 Equity Incentive Plan and ESPP	374,971
Shares issuable upon settlement of Z33 Series Seed Preferred Shares Put Right(1)	2,000,000
Shares issuable upon release of restricted share units	583,282
Total shares reserved for issuance	47,273,048

(1) See Note 10 for more information.

7.	Warrants

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

During the three months ended September 30, 2025, 1,206,952 Class A Ordinary Shares were issued in connection with the exercise of 2024 Pre-Funded Warrants. As of September 30, 2025, 14,895,396 of the 2024 Pre-Funded Warrants remained outstanding.

In connection with the April 2023 Private Placement, the Company sold to accredited investors pre-funded warrants to purchase up to 3,782,000 Class A Ordinary Shares at a price of $4.249 per pre-funded warrant for an aggregate purchase price of approximately $16.1 million (the “2023 Pre-Funded Warrants”).

During the three months ended September 30, 2025, 1,682,000 Class A Ordinary Shares were issued in connection with the exercise of 2023 Pre-Funded Warrants. As of September 30, 2025, 2,100,000 of the 2023 Pre-Funded Warrants remained outstanding.

As of September 30, 2025 and December 31, 2024, there was an aggregate 27,495,396 and 23,884,348 pre-funded warrants outstanding, respectively, consisting of the 2023 Pre-Funded Warrants, 2024 Pre-Funded Warrants, 2024 Share Exchange Warrants and the 2025 Share Exchange Warrants (collectively, the “Pre-Funded Warrants”), each with an exercise price of $0.001.

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

On March 16, 2023, JATT’s board of directors approved the Zura Bio Limited 2023 Employee Share Purchase Plan (the “ESPP”) which became effective on the day immediately preceding the Closing Date of the Business Combination. The maximum number of Class A Ordinary Shares that may be issued under the ESPP is 4,029,898, plus an aggregate number of Class A Ordinary shares that are automatically added under the Equity Incentive Plan on January 1st of each calendar year, beginning on January 1, 2024, and ending on and including January 1, 2029, as discussed above. The ESPP enables eligible employees of the Company and designated affiliates to purchase Class A Ordinary Shares at a discount of 15%. As of September 30, 2025, the Company has not activated its ESPP.

On January 1, 2025, the Class A Ordinary Shares reserved for future issuances under the Equity Incentive Plan and/or ESPP were increased by the annual automatic increase of 5% of outstanding Class A Ordinary Shares as of December 31, 2024, or 3,264,877 Class A Ordinary Shares. As of September 30, 2025, there were 18,944,302 Class A Ordinary Shares authorized for issuance under the Equity Incentive Plan and ESPP, collectively, including 2,055,314 Class A Ordinary Shares authorized for issuance outside of the Equity Incentive Plan and the ESPP.

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

The following weighted-average assumptions were used to estimate the fair value of the Equity Incentive Plan share options issued during the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30,
	2025	2024
Share price	$1.20	$3.49
Expected volatility	100.3%	101.2%
Risk-free rate	4.1%	4.2%
Expected term (in years)	6.1	6.1
Expected dividend yield	0%	0%

The following table summarizes the Company’s share option activity for the nine months ended September 30, 2025:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual	Value
	Options	(per share)	Life (Years)	(in thousands)
Options outstanding as of December 31, 2024	12,217,747	$2.88	8.9	$8,388
Granted	5,715,390	$1.20
Exercised	(75,468)	$1.20
Forfeited	(1,038,270)	$1.88
Options outstanding as of September 30, 2025	16,819,399	$2.38	8.6	$36,447
Options vested and exercisable as of September 30, 2025	7,046,030	$2.27	8.1	$16,024

Included in options outstanding as of September 30, 2025 and December 31, 2024 in the table above are 2,055,314 and 2,165,369 options, respectively, to purchase Class A Ordinary Shares issued to certain directors, executives, and employees outside of the Equity Incentive Plan.

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

The weighted average grant date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $0.97 and $2.83, respectively.

Market-Based Share Options

As of September 30, 2025, there are 306,373 options outstanding to purchase Class A Ordinary Shares, with market-based performance conditions, (“Market-Based Share Options”) that were granted to a certain director of the board during 2023. These awards will vest only to the extent that the 20-day volume weighted average trading price (“VWAP”) of the Class A Ordinary Shares is over $30 per Class A Ordinary Share at any time prior to the fifth anniversary of the grant date. These awards have an exercise price of $8.16 and become exercisable when vested and the market condition is satisfied. These awards expire 10 years from the date of grant. The fair value of these Market-Based Share Options was estimated using a Monte Carlo valuation method on the grant date. No Market-Based Share Options were granted during the nine months ended September 30, 2025 and the year ended December 31, 2024.

The expense recognized related to Market-Based Share Options was $0 and $0.2 million, respectively, for the three months ended September 30, 2025 and 2024, and $0.3 million and $0.5 million, respectively, for each of the nine months ended September 30, 2025 and 2024.

Restricted Share Units

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2025:

		Weighted
	Number of	Average
	RSUs	Grant Date FV
Unvested RSUs outstanding as of December 31, 2024	874,923	$5.99
Released	(291,641)	5.99
Unvested RSUs outstanding as of September 30, 2025	583,282	$5.99

The expense recognized related to RSUs was $0.5 million for each of the three months ended September 30, 2025 and 2024, and $1.3 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Restricted Share Awards

The following table summarizes the Company’s RSA activity for the nine months ended September 30, 2025:

		Weighted
		Average
	Number of	Grant Date
	RSAs	Fair Value
Unvested RSAs outstanding as of December 31, 2024	374,995	$8.16
Vested	(124,998)	8.16
Unvested RSAs outstanding as of September 30, 2025	249,997	$8.16

The expense recognized related to RSAs was $0.3 million for each of the three months ended September 30, 2025 and 2024, and $0.8 million for each of the nine months ended September 30, 2025 and 2024.

Equity Award Modification

During the three months ended June 30, 2025, the Company amended a member of the board of director’s option agreements, causing his unvested options to purchase 32,099 Class A Ordinary Shares to become fully vested and exercisable as of the AGM Date. Additionally, the board of directors extended the post-termination exercise period of his vested options to purchase an aggregate of 165,149 Class A Ordinary Shares to the applicable expiration date of each of the respective option awards, upon completion of his service as a member of the board of directors. During the nine months ended September 30, 2025, the Company recognized $0.1 million of share-based compensation expense related to this modification within general and administrative expense in the condensed consolidated statement of operations.

On June 27, 2025, the Company and Verender Badial, the Company’s former Chief Financial Officer, entered into an agreement in connection with Mr. Badial’s resignation from the Company (the “Settlement Agreement”). The Settlement Agreement provides for accelerated vesting of the unvested portion of two outstanding options, previously granted to Mr. Badial, relating to an aggregate of 198,540 Class A Ordinary Shares, which became fully vested and exercisable on July 31, 2025. The Settlement Agreement also provides for an extension of the post-termination exercise period of all of Mr. Badial’s vested share options to the applicable expiration date of the applicable share option, as of July 31, 2025, subject to certain conditions therein. All other remaining unvested options to purchase Class A Ordinary Shares were forfeited and cancelled on July 31, 2025. For the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.2 million, respectively, of share-based compensation expense related to this modification within general and administrative expense in the condensed consolidated statement of operations.

Share-based Compensation Expense

Share-based compensation expense for all equity arrangements for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$569	$772	$1,463	$1,841
General and administrative	1,810	7,874	8,292	12,140
Total share-based compensation expense	$2,379	$8,646	$9,755	$13,981

As of September 30, 2025, there was approximately $15.8 million of total unrecognized share-based compensation expense related to options granted to employees, executives, and directors that is expected to be recognized over a weighted average period of 3.0 years. As of September 30, 2025, there was approximately $2.9 million of total unrecognized share-based compensation expense related to RSUs granted to certain employees, executives, and directors under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 1.7 years. As of September 30, 2025, there was approximately $1.5 million of total unrecognized share-based compensation expense related to RSAs granted to a certain director under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 1.5 years.

9.	Commitments and Contingencies

Litigation

The Company is not a party to any material legal proceedings and is not aware of any material pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

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

During the three months ended September 30, 2025, Stone Peach exercised its Put Option and Put Right. Upon exercise, the obligation to settle the Put Option in cash was recorded in accounts payable and accrued expenses extinguishing 50% of the redeemable noncontrolling interest. The Company has not yet made such payment. As of September 30, 2025, $5.0 million to settle the Put Option is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. See Note 5.

As it is not possible to specifically identify the shares that may be redeemed upon exercising the Put Option, and the applicable unit of account is each share, the Company assessed that the remaining 50% of the Z33 Series Seed Preferred Shares must be considered redeemable until the settlement of the Put Option or Put Right. Accordingly, the 50% of the Z33 Series Seed Preferred Shares issued to Stone Peach represent redeemable noncontrolling interest and were remeasured as of September 30, 2025. As of September 30, 2025 and December 31, 2024, the redeemable noncontrolling interest balance was $8.7 million and $11.7 million, respectively.

11.	Defined Contribution Plans

The Company maintains a 401(k) defined contribution retirement plan (the “401(k) Plan”) for all of its U.S. employees. For the 401(k) Plan, the Company makes a matching contribution up to a maximum of 6% of an employee’s annual salary. For U.K. employees, the Company contributes up to 6% of an employee’s annual salary to defined contribution retirement pension plans (the “U.K. Defined Contribution Plan” and, together with the 401(k) Plan, the “Defined Contribution Plans”). Contributions made by the Company vest 100% upon contribution. The expense recorded for the Defined Contribution Plans was $0.1 million and $57,000 for the three months ended September 30, 2025 and 2024, respectively, and $0.4 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Our lead product candidate, tibulizumab (ZB-106), is an immunoglobulin G (“IgG”)-single-chain variable fragment (“scFv”) bispecific dual-antagonist antibody engineered by the fusion of TALTZ® (ixekizumab) and tabalumab to neutralize interleukin-17A (IL-17A) and B-cell activating factor (“BAFF”). These cytokines play pivotal roles in various inflammatory and autoimmune disorders. By targeting IL-17A and BAFF, tibulizumab demonstrates potential in mitigating chronic inflammation while preserving the integrity of the immune system. Three Phase 1/1b clinical studies evaluating tibulizumab have been completed, including studies involving participants with rheumatoid arthritis and Sjögren’s syndrome.

In May 2025, the Company initiated TibuSHIELD, a global Phase 2 clinical study evaluating tibulizumab in adults with moderate to severe hidradenitis suppurativa (“HS”). TibuSHIELD is a randomized, double-blind, placebo-controlled study designed to assess the safety, tolerability, and efficacy of tibulizumab in approximately 180 adults across the United States, Canada and Europe. The study will evaluate tibulizumab over a 28-week period, which includes a 16-week efficacy assessment period followed by an optional open-label extension (“OLE”) and a 12-week safety follow-up. The primary endpoint of the study is the percent change from baseline in total abscess and nodule (“AN”) count at week 16. Secondary endpoints include the proportion of participants achieving HiSCR50 or HiSCR75, defined as at least a 50% or 75% reduction in AN count without an increase in abscesses or draining fistulas at week 16. Key safety assessments include the assessment of tolerability, and monitoring for adverse events. Topline results are expected to be available in the third quarter of 2026. We continue to monitor timelines and evaluate strategy in light of the competitive landscape for conducting clinical trials, competition for enrollment of patients, and external events, including those potentially impacting regulatory matters and overall study execution.

In December 2024, we initiated TibuSURE, a global Phase 2 clinical study evaluating tibulizumab in adults with early diffuse cutaneous systemic sclerosis (“dcSSc”). TibuSURE is a randomized, double-blind, placebo-controlled study designed to assess the safety, tolerability, and efficacy of tibulizumab in approximately 80 participants with early diffuse cutaneous systemic sclerosis (dcSSc). The study includes a 24-week efficacy period followed by a 28-week OLE. The primary endpoint is the modified Rodnan Skin Score (“mRSS”). Key efficacy endpoints include lung disease, assessed by quantitative high-resolution computed tomography (“qHRCT”) and forced vital capacity (“FVC”); physical function, measured by the Health Assessment Questionnaire-Disability Index (HAQ-DI); and the revised Combined Response Index in Systemic Sclerosis (“rCRISS”). Topline results are expected to be available in the fourth quarter of 2026. We continue to monitor timelines and evaluate strategy in light of the competitive landscape for conducting clinical trials, competition for enrollment of patients, and external events, including those potentially impacting regulatory matters and overall study execution.

Crebankitug (ZB-168) is a fully human, high affinity monoclonal antibody that binds and neutralizes the interleukin-7 receptor (IL-7R) alpha chain. IL-7Rα sits at the nexus of two key immune pathways, IL-7 and thymic stromal lymphopoietin (TSLP), thus IL-7Rα has the potential to block activation through either of these pathways. As a result, we believe crebankitug could be therapeutically relevant in a broad set of indications where the IL-7 or TSLP pathways may be involved. Three Phase 1/1b clinical studies evaluating crebankitug have been conducted to date. We are actively assessing the competitive landscape and evaluating potential therapeutic indications for crebankitug.

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

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting manufacturing, and research and development activities. Our lead product candidate is in the clinical testing stage; however, prior to the initiation of TibuSHIELD and TibuSURE in May 2025 and December 2024, respectively, we had not conducted any clinical tests ourselves. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of our convertible preferred shares of Zura Bio UK through March 31, 2023; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million in December 2022; (iii) proceeds from the Business Combination of $56.7 million in March 2023; (iv) the sale of Class A Ordinary Shares and pre-funded warrants to purchase up to 3,782,000 Class A Ordinary Shares at a price of $4.249 per pre-funded warrant for an aggregate purchase price of approximately $16.1 million (the “2023 Pre-Funded Warrants”) during the year ended December 31, 2023 (the “April 2023 Private Placement”), raising an aggregate of $75.8 million of net cash proceeds; (v) the sale of Class A Ordinary Shares and pre-funded warrants to purchase up to 16,102,348 Class A Ordinary Shares at a price of $3.107 per pre-funded warrant for an aggregate purchase price of $50.0 million (the “2024 Pre-Funded Warrants”) in April 2024 (the “April 2024 Private Placement”) raising an aggregate of $105.3 million of net cash proceeds; (vi) the sale of 1,500,000 Class A Ordinary Shares at a price of $3.80 per share under the ATM (as defined below) for net proceeds of $5.5 million, after sales agent commissions, in September 2024; and (vii) the sale of 3,000,000 Class A Ordinary Shares at a price of $1.75 per share under the ATM for net proceeds of $5.1 million, after sales agent commissions, in the first quarter of 2025.

Since our inception, we have incurred significant operating losses. Our net loss for the three and nine months ended September 30, 2025 were $18.0 million and $51.5 million, respectively. As of September 30, 2025, we had an accumulated deficit of $207.4 million. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Recent Developments

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act” (“OBBBA”) into law. The OBBBA makes permanent many of the provisions previously enacted as part of the 2017 Tax Cut and Jobs Act that were set to expire at the end of 2025 and includes other changes to certain U.S. corporate tax provisions including (i) the restoration of immediate expensing for domestic research and development expenditures, (ii) the reinstatement of 100% bonus depreciation for qualified property and (iii) favorably modifying the section 163(j) interest limitation (similar to EBITDA). FASB Topic 740, “Income Taxes”, requires the tax effects of changes in tax laws or rates be recognized in the period in which the law is enacted. The enactment of the OBBBA did not have a material impact on our effective tax rate as of September 30, 2025.

Effective July 7, 2025, Eric Hyllengren succeeded Verender Badial as Chief Financial Officer of the Company.

On October 10, 2025, we announced that Robert Lisicki, our Chief Executive Officer, commenced a medical leave of absence. Accordingly, effective October 10, 2025, our board of directors appointed Kim Davis, our Chief Operating Officer, Chief Legal Officer and Corporate Secretary, to serve as our interim Chief Executive Officer, in addition to her current duties.

Business Combination

On March 20, 2023, we consummated the previously-announced transactions contemplated by the Business Combination Agreement, dated June 16, 2022, as amended on September 20, 2022, November 14, 2022, and January 13, 2023 by and among Zura Bio Limited, a limited company incorporated under the laws of England and Wales (“Zura Bio UK”), JATT Acquisition Corp, a Cayman Islands exempted company (“JATT”), JATT Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub”), JATT Merger Sub 2, a Cayman Islands exempted company and wholly owned subsidiary of JATT (“Merger Sub 2”) and Zura Bio Holdings Ltd, a Cayman Islands exempted company (“Holdco”), following the approval at an extraordinary general meeting of JATT’s shareholders held on March 16, 2023.On March 21, 2023, our Class A Ordinary Shares and public warrants began trading on the Nasdaq under the symbols “ZURA” and “ZURAW,” respectively. As of August 27, 2024, our public warrants were no longer listed on the Nasdaq in connection with the completion of our exchange of our public warrants for shares.

Shelf Registration and ATM Program

Pursuant to the shelf registration statement on Form S-3 declared effective on September 17, 2024 (the “Shelf Registration Statement”), we may offer and sell ordinary shares, preference shares, debt securities, warrants and or units having an aggregate public offering price of up to $300.0 million. In connection with the filing of the Shelf Registration Statement, we also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”), relating to the sale of our Class A Ordinary Shares having an aggregate gross sales price of up to $125.0 million, from time to time through Leerink Partners, acting as sales agent (the “ATM”). In the first quarter of 2025, we sold 3,000,000 Class A Ordinary Shares at a price of $1.75 per share under the ATM, for net proceeds of $5.1 million, after sales agent commissions. There were no sales of Class A Ordinary Shares pursuant to the ATM during the second and third quarters of 2025. As of the date of this filing, we have $114.0 million of Class A Ordinary Shares remaining available for sale under the Sales Agreement.

Pre-Funded Warrant Activity

In July 2025, we issued 1,682,000 and 1,206,952 Class A Ordinary Shares in connection with the exercise of 2023 Pre-Funded Warrants and 2024 Pre-Funded Warrants, respectively. The exercise prices for such pre-funded warrants were immaterial.

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

In consideration for the investment made by Stone Peach, in 2023 ZB17 granted Stone Peach the right, but not the obligation, to purchase 4.99% of the fully diluted equity of ZB17 for $1.0 million (the “Stone Peach Call Right”). The Stone Peach Call Right is not exercisable until after the last patient is dosed in any single next clinical trial with tibulizumab and expires one year from the date of first indication approval for tibulizumab by the United States Food and Drug Administration (“FDA”) or European Commission. The Stone Peach Call Right represents noncontrolling interest in our consolidated subsidiary, ZB17. As of September 30, 2025 and December 31, 2024 the noncontrolling interest balance was $1.5 million in the condensed consolidated balance sheets.

As additional consideration, beginning on May 1, 2023, Stone Peach receives an annual payment of $0.6 million initially, and increasing by 10% annually, so long as we maintain our license for tibulizumab, to be paid on May 1st of each year. We record expenses for these annual payments when they become due. An annual payment of $0.7 million was paid during each of the nine months ended September 30, 2025 and 2024. The Company recorded this payment within research and development expenses in the condensed consolidated statement of operations.

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

A letter agreement, dated as of April 25, 2023, by and between BAFFX17, Ltd (“BAFFX17”) and the Company, and as amended by Amendment No. 1 on December 18, 2023 (the “BAFFX17 Letter Agreement”), provided that, as a finder’s fee for arranging the acquisition of the 2023 Lilly License, we would be required to make a one-time milestone payment of $5.0 million to BAFFX17 upon the occurrence of either: (i) a change of control transaction, (ii) the closing of an issuance of equity or equity-linked securities by us of at least $100.0 million (iii) the consummation of a sale of assets resulting in net proceeds in excess of $100.0 million, or (iv) our fully diluted shares outstanding exceed 52,500,000 shares (on a split adjusted basis), as measured on April 24th of each year. As our fully diluted shares outstanding exceeded 52,500,000 shares prior to December 31, 2023, the $5.0 million fee was previously accounted for in research and development in the consolidated statement of operations for the year ended December 31, 2023, and is included in accounts payable and accrued expenses in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. On June 30, 2025, the Company received an invoice on behalf of BAFFX17 requesting a $5.0 million milestone payment (the “Milestone Payment”) pursuant to the BAFFX17 Letter Agreement. The Company has not made such payment as of September 30, 2025. See “Part II – Item 1A. Risk Factors – Our business, reputation, financial condition and results of operations could be adversely affected by our ongoing internal review of certain agreements and other matters.”

In addition to the consideration paid and/or earned in 2024 and 2023, we are also obligated to make payments (a) to Lilly for four (4) development milestone payments up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from tibulizumab; (b) to Lilly over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of tibulizumab in a country) for an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years; (c) to BAFFX17 for a fee equal to 3% of any milestone or royalty payments due to Lilly pursuant to the terms of either the 2022 Lilly License or the 2023 Lilly License; (d) to Stone Peach for a one-time milestone payment of $25 million upon either (i) certain equity-related transactions, or (ii) the receipt of regulatory approval from the applicable regulatory authority for any new indication in the applicable jurisdiction; and (e) to Stone Peach for a royalty of 2% of the aggregate net sales of any products developed from the Compound (collectively, the “2023 Lilly Contingent Payments”). As of September 30, 2025, none of the 2023 Lilly Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due.

2022 Lilly License

On December 8, 2022, our consolidated subsidiary, Z33 Bio Inc. (“Z33”), entered into a license agreement (the “2022 Lilly License”) with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly), royalty-bearing global license to develop, manufacture, and commercialize certain intellectual property owned by Lilly relating to its IL-33 compound.

A letter agreement dated December 8, 2022, as amended on November 21, 2023 (the “Stone Peach Letter Agreement”) by and between Stone Peach and the Company, provided that, as a finder’s fee for the 2022 Lilly License, Z33 issued to Stone Peach Properties, LLC (“Stone Peach”) 4,900,222 shares of Z33 Series Seed Preferred Shares to Stone Peach. We and Stone Peach have the following rights, as amended, (a) we had the right, but not the obligation to purchase up to 50% of the Series Seed Preferred Shares issued to Stone Peach at a price per share of $2.448869 for a period of two years from the date of the agreement (the “Call Option”); (b) Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to us for a price per share of $2.040724 (the “Put Option”), and (c) Stone Peach has the right, but not the obligation to sell up to 50% of the Series Seed Preferred Shares issued to Stone Peach to us in exchange for 2,000,000 Class A Ordinary Shares (the “Put Right”). Stone Peach may exercise its Put Option and Put Right at any time between April 24, 2024, and April 24, 2028. The Z33 Series Seed Preferred Shares are remeasured to the greater of the redemption value or the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33, at each reporting period. The Z33 Series Seed Preferred Shares represent redeemable noncontrolling interest in our consolidated subsidiary, Z33. On July 14, 2025, the Company received a request from Stone Peach to exercise the Put Option pursuant to the Stone Peach Letter Agreement pursuant to which Stone Peach would sell 50% of its Series Seed Preferred Shares in Z33 for $5.0 million. Additionally, on July 23, 2025, the Company received a further request from Stone Peach to exercise the Put Right pursuant to the Stone Peach Letter Agreement pursuant to which Stone Peach would sell 50% of its Series Seed Preferred Shares in Z33 in exchange for 2,000,000 of the Company’s Class A Ordinary Shares. The Company has not effected either the Put Option or the Put Right as of September 30, 2025. See “Part II –Item 1A. Risk Factors – Our business, reputation, financial condition and results of operations could be adversely affected by our ongoing internal review of certain agreements and other matters.”

In addition to the consideration paid and transferred in 2022, we are also obligated to make payments to Lilly for (a) $3.0 million upon the completion of a financing by Z33 with gross proceeds exceeding $100.0 million; (b) 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound, if any; and (c) an annual earned royalty at a marginal royalty rate between in the mid-single to low-double digits (less than 20%), with increasing rates based on Net Sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year, if any year (collectively, “the “2022 Lilly Contingent Payments”). We will account for these contingent milestone payments as they become due. As of September 30, 2025, none of the 2022 Lilly Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due. If a financing by Z33 with gross proceeds exceeding $100.0 million and corresponding payment of $3.0 million to Lilly does not occur by December 7, 2025, Lilly may terminate the 2022 Lilly License, unless by the same date, the Company makes a $3.0 million payment. As of September 30, 2025, no such payment has been made and will not be recorded in the Company’s financial statements until it is deemed probable.

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

As of September 30, 2025, no additional Pfizer Contingent Payments are due and accordingly no additional Pfizer Contingent Payments will be recorded in our financial statements until they are due.

Impact of Global Economic Trends

Macroeconomic conditions, including uncertainties associated with the changes to and by the United States federal government administration, the current U.S. government shutdown, the ongoing conflicts in the Middle East, the ongoing conflict between Ukraine and Russia, international trade policies (including tariffs, sanctions and trade barriers), economic slowdowns, public health crises, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets or other evolving macroeconomic developments, continue to have direct and indirect impacts on our business and could in the future materially impact our results of operations and financial condition. Recent tariffs and trade restrictions have increased costs and complexity for many businesses, which we expect to have an adverse impact on our business. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational performance and financial condition, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Components of Operating Results

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist of all direct and indirect operating expenses supporting the processes and manufacturing in development, including consulting fees for clinical and manufacturing advisory services, contract research organization (“CRO”) costs, costs related to manufacturing material for clinical studies, payroll and benefits, which includes share-based compensation for research and development employees, licensing fees, and data and study acquisition costs. Expenses are recognized as the related goods are delivered or the services are performed.

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

A significant portion of our research and development costs have been external expenses. We utilize third-party contractors for our research and development activities. We track these external expenses on an individual program basis within our portfolio, when they are specific to an individual program, once a clinical product candidate or program has been identified.

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

Results of Operations

Comparison of the Three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	For the Three Months Ended
	September 30,		$	%
	2025	2024	Change	Change
Operating expenses:
Research and development	$11,948	$6,029	$5,919	98%
General and administrative	7,571	13,290	(5,719)	(43)%
Total operating expenses	19,519	19,319	200	1%
Loss from operations	(19,519)	(19,319)	(200)	1%
Other (income)/expense, net:
Interest income	(1,526)	(2,461)	935	(38)%
Change in fair value of private placement warrants	—	3,866	(3,866)	(100)%
Other (income)/expense, net	47	(22)	69	* %
Total other (income)/expense, net	(1,479)	1,383	(2,862)	(207)%
Loss before income taxes	(18,040)	(20,702)	2,662	(13)%
Income tax benefit	—	—	—	0%
Net loss	(18,040)	(20,702)	2,662	(13)%
Accretion of redeemable noncontrolling interest to redemption value(1)	(2,828)	(2,240)	(588)	(26)%
Adjustment of redeemable noncontrolling interest(1)	831	—	831	100%
Net loss attributable to Class A Ordinary Shareholders of Zura	$(20,037)	$(22,942)	$2,905	13%

* Percentage change not meaningful

(1) See “—Results of Operations—Accretion and Adjustment of Redeemable Noncontrolling Interest” below.

Operating Expenses

Research and development expenses (in thousands):

The following table summarizes our research and development expenses for the periods presented (in thousands):

	For the Three Months Ended
	September 30,		$	%
	2025	2024	Change	Change
External expenses:
Direct expenses by program:
Tibulizumab Portfolio
Tibulizumab SSc Program	$3,054	$920	2,134	232%
Tibulizumab HS Program	2,657	7	2,650	* %
Tibulizumab Combined (SSc and HS) Programs	2,726	2,635	91	3%
Total Tibulizumab Portfolio	8,437	3,562	4,875	137%
Additional product candidates (crebankitug and torudokimab)	481	363	118	33%
Unallocated expenses	521	389	132	34%
Internal expenses:
Personnel expenses (including share-based compensation)	2,509	1,715	794	46%
Total research and development expense	$11,948	$6,029	5,919	98%

* Percentage change not meaningful

Research and development expenses increased by $5.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily due to:

●	a $2.1 million and $2.7 million increase in costs as we advance our Phase 2 clinical trials evaluating tibulizumab in adults with SSc and HS, respectively, driven by costs incurred for CRO fees to support the conduct of our clinical trials;
●	a $0.8 million increase in compensation, including share-based compensation, driven by increased personnel in research and development functions;
●	a $0.1 million increase in costs related to our additional product candidates, crebankitug and torudokimab, as we continued to explore potential applications therapeutic indications where crebankitug may offer clinical and commercial value, and to monitor external data from IL-33/ST2-targeted programs to help inform our development strategy for torudokimab; and
●	$0.1 million increase in unallocated non-portfolio specific research and development expenses due to our growth to support our advancement of our Phase 2 clinical trials and other product candidates.

We anticipate that research and development expenses will continue to increase in the future as we conduct research and development activities.

General and administrative expenses (in thousands):

General and administrative expenses decreased by $5.7 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease was primarily due to a $5.9 million non-cash share-based compensation expense charge for the modification of awards for the former CEO during the three months ended September 30, 2024, partially offset by an increase in professional fees.

Other Expense (Income), net

Interest income

Interest income decreased by $0.9 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This is primarily due to lower interest rates on our cash and cash equivalents balance during three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Change in fair value of private placement warrants

For the three months ended September 30, 2025, we did not have any private placement warrants as all private placement warrants were exchanged for Class A Ordinary Shares in August 2024. Revaluation loss on the liability-classified private placement warrants assumed in the Business Combination was $3.9 million during the three months ended September 30, 2024, prior to the exchange.

Other expense, net

Other expense, net was relatively consistent for each of the three months ended September 30, 2025 and 2024.

Accretion and Adjustment of Redeemable Noncontrolling Interest

For the three months ended September 30, 2025, there was a $0.8 million adjustment to the redeemable noncontrolling interest recognized as an adjustment to net loss attributable to Class A Ordinary shareholders of Zura as a result of the extinguishment and reclassification upon the exercise of the Put Option to an accrued expense. The redeemable noncontrolling interest balance was $8.7 million as of September 30, 2025 which represents the remaining 50% of the Z33 Series Seed Preferred Shares subject to the Put Right. Accretion of redeemable noncontrolling interest to redemption value was $2.8 million and $2.3 million for the three months ended September 30, 2025 and 2024, respectively, resulting from the remeasurement of the Z33 Series Seed Preferred Shares to redemption value, as the Z33 Series Seed Preferred Shares are recorded at the greater of the redemption value or the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	For the Nine Months Ended
	September 30,		$	%
	2025	2024	Change	Change
Operating expenses:
Research and development	$31,126	$15,161	$15,965	105%
General and administrative	25,709	24,296	1,413	6%
Total operating expenses	56,835	39,457	17,378	44%
Loss from operations	(56,835)	(39,457)	(17,378)	44%
Other (income)/expense, net:
Interest income	(5,060)	(5,872)	812	(14)%
Change in fair value of private placement warrants	—	5,240	(5,240)	(100)%
Other income, net	(300)	(47)	(253)	538%
Total other income, net	(5,360)	(679)	(4,681)	689%
Loss before income taxes	(51,475)	(38,778)	(12,697)	33%
Income tax benefit	—	—	—	0%
Net loss	(51,475)	(38,778)	(12,697)	33%
Accretion of redeemable noncontrolling interest to redemption value(1)	(2,828)	(4,577)	1,749	38%
Adjustment of redeemable noncontrolling interest(2)	831	7,017	(6,186)	(88)%
Net loss attributable to Class A Ordinary Shareholders of Zura	$(53,472)	$(36,338)	$(17,134)	(47)%

*Percentage change not meaningful

(1) See “—Results of Operations—Accretion of Redeemable Noncontrolling Interest” below.

(2) See “—Results of Operations—Adjustment of Redeemable Noncontrolling Interest” below.

Operating Expenses

Research and development expenses:

The following table summarizes our research and development expenses for the periods presented (in thousands):

	For the Nine Months Ended
	September 30,		$	%
	2025	2024	Change	Change
External expenses:
Direct expenses by program:
Tibulizumab Portfolio
Tibulizumab SSc Program	$7,251	$1,123	6,128	546%
Tibulizumab HS Program	5,931	7	5,924	84629%
Tibulizumab Combined (SSc and HS) Programs	8,597	7,451	1,146	15%
Total Tibulizumab Portfolio	21,779	8,581	13,198	154%
Additional product candidates (crebankitug and torudokimab)	1,231	1,180	51	4%
Unallocated expenses	1,454	882	572	65%
Internal expenses:
Personnel expenses (including share-based compensation)	6,662	4,518	2,144	47%
Total research and development expense	$31,126	$15,161	15,965	105%

* Percentage change not meaningful

Research and development expenses increased by $16.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to:

●	a $6.1 million and $5.9 million increase in costs as we advance our Phase 2 clinical trials evaluating tibulizumab in adults with SSc and HS, respectively, driven by costs incurred for CRO fees to support the conduct of our clinical trials;
●	a $2.1 million increase in compensation, including share-based compensation, driven by increased personnel in research and development functions;
●	a $1.1 million increase in costs for tibulizumab that was not specific to an indication, primarily driven by an increase of $0.7 million in manufacturing costs for tibulizumab and
●	$0.6 million increase in unallocated non-portfolio specific research and development expenses due to our growth to support our advancement of our Phase 2 clinical trials and other product candidates.

Costs related to our additional product candidates (crebankitug and torudokimab), remained relatively consistent for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. We anticipate that research and development expenses will continue to increase in the future as we conduct research and development activities.

General and administrative expenses (in thousands):

General and administrative expenses increased by $1.4 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily due to an increase in professional fees to support our growing organization as we advance our Phase 2 clinical trials evaluating tibulizumab in SSc and HS.

Other Expense (Income), net

Interest income

Interest income decreased by $0.8 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease was primarily due to lower interest rates on our cash and cash equivalents balance during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Change in fair value of private placement warrants

For the nine months ended September 30, 2025, we did not have any private placement warrants as all private placement warrants were exchanged for Class A Ordinary Shares in August 2024. Revaluation loss on the liability-classified private placement warrants assumed in the Business Combination was $5.2 million during the nine months ended September 30, 2024.

Other income, net

Other income, net increased $0.3 million for the nine months ended September 30, 2025 and compared to the nine months ended September 30, 2024 primarily due to the $0.3 million of R&D Incentive Credits received from the U.K. government (tax authority) in May 2025 for qualifying R&D expenses incurred as part of research projects.

Accretion of Redeemable Noncontrolling Interest to Redemption Value

Accretion of redeemable noncontrolling interest to redemption value was $2.8 million and $4.6 million for the nine months ended September 30, 2025 and 2024, respectively, resulting from the remeasurement of the Z33 Series Seed Preferred Shares to redemption value, as the Z33 Series Seed Preferred Shares were recorded at the greater of the redemption value or the initial fair value, less noncontrolling shareholder’s interest in net loss of Z33.

Adjustment of Redeemable Noncontrolling Interest

For the nine months ended September 30, 2025, there was a $0.8 million adjustment to the redeemable noncontrolling interest recognized as an adjustment to net loss attributable to Class A Ordinary Shareholders of Zura as a result of the extinguishment of 50% of the redeemable noncontrolling interest upon the exercise of the Put Option. For the nine months ended September 30, 2024, redeemable noncontrolling interest was adjusted from its redemption value to its initial fair value, decreased for the noncontrolling shareholder’s interest in net loss of Z33. This $7.0 million adjustment was the result of a decrease in the redemption price below the initial fair value, less the noncontrolling shareholder’s interest in net loss of Z33 as of September 30, 2024.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2025, we had cash and cash equivalents of $139.0 million. We have funded our operations through (i) the sale of equity, raising an aggregate of $10.0 million of gross proceeds from the sale of our convertible preferred shares of Zura Bio UK through March 31, 2023; (ii) the issuance of a promissory note, receiving net proceeds of $7.6 million in December 2022; (iii) proceeds from the Business Combination of $56.7 million in March 2023; (iv) the April 2023 Private Placement, raising an aggregate of $75.8 million in net cash proceeds; (v) the April 2024 Private Placement, raising an aggregate of $105.3 million in net cash proceeds; (vi) the sale of 1,500,000 Class A Ordinary Shares at a price of $3.80 per share under the ATM for net proceeds of $5.5 million, after sales agent commissions, in September 2024; and (vii) the sale of 3,000,000 Class A Ordinary Shares at a price of $1.75 per share under the ATM for net proceeds of $5.1 million, after sales agent commissions, in the first quarter of 2025.

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

We intend to continue devoting most of the net proceeds from the Business Combination, the April 2023 Private Placement, the April 2024 Private Placement and sales under the ATM to the preclinical and clinical development of our product candidates, our public company compliance costs and certain milestone payments. Based on our current business plans, we believe that our existing cash, cash equivalents and investments should be sufficient to fund our operating expenses and capital requirements through 2027. Our estimate as to how long we expect our existing cash and cash equivalents to be able to fund our operating expenses and capital requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drug products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the extent to which we develop, in-license or acquire other product candidates and technologies in our product candidates pipeline;
●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;
●	the number and development requirements of product candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the timing and amount of our milestone payments to Pfizer under the Pfizer Agreement and to Lilly under the Lilly Licenses;
●	our headcount growth and associated costs as we expand our research and development capabilities and establish and expand our commercial infrastructure and operations;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distributions, for any of our product candidates for which we receive marketing approval;
●	royalty payments to Pfizer under the Pfizer Agreement and Lilly under the Lilly Licenses;

●	royalty payments under the Stone Peach Letter Agreement and BAFFX17 Letter Agreement;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the revenue, if any, received from sales of our product candidates for which we receive marketing approval; and
●	the costs of operating as a public company.

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

Cash Flows

The following table provides cash (used in) provided by operating, investing and financing activities (in thousands):

	For the Nine Months Ended
	September 30,
	2025	2024
Net cash used in operating activities	$(42,537)	$(17,252)
Net cash used in investing activities	(96)	(5,030)
Net cash provided by financing activities	5,152	110,697
Net (decrease) increase in cash and cash equivalents	$(37,481)	$88,415

Cash flows from operating activities

Net cash used in operating activities increased by $25.3 million to $42.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to an increase in our cash net loss of $22.0 million, which is comprised of a $12.7 million increase in net loss, as adjusted for the decrease in non-cash charges of $9.3 million, for the nine months ended September 30, 2025. The decrease in non-cash charges was due to a decrease of $4.2 million for share-based compensation expense for the nine months ended September 30, 2025 and a loss from the change in fair value on the private placement warrants of $5.2 million for the nine months ended September 30, 2024. Working capital changes resulted in increased cash used in operating activities of $3.3 million, resulting from higher prepaid expenses and other current assets and an increase in cash used in paying accounts payable and accrued expenses for the nine months ended September 30, 2025.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2025 was $0.1 million related to purchase of fixed assets. Cash used in investing activities for the nine months ended September 30, 2024 was $5.0 million which primarily related to the cash consideration paid to acquire the 2023 Lilly License.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2025 was $5.2 million, which related to net proceeds of $5.1 million, after sales agent commissions, for the sale of Class A Ordinary Shares under our ATM and $0.1 million of proceeds from the exercise of share options.

Cash provided by financing activities for the nine months ended September 30, 2024 was $110.7 million, which related to net proceeds of $5.5 million, after sales agent commissions, for the sale of Class A Ordinary Shares under our ATM, $62.4 million of gross proceeds from the issuance of Class A Ordinary Shares in connection with the April 2024 Private Placement and $50.0 million of gross proceeds from the issuance of 2024 Pre-Funded Warrants in connection with the April 2024 Private Placement, partially offset by $7.2 million of transaction costs incurred in connection with such financing.

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

Pursuant to the terms of the Lonza License, we have a license fee of $0.4 million due to Lonza annually in the fourth quarter as a result of manufacturing drug substance with a third party other than Lonza since 2023. For the year ended December 31, 2024, we recorded $0.4 million for the Lonza License, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024.

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

The Cell Line License Agreement was for certain of WuXi Biologics’ know-how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). If we manufacture all of our commercial supplies of bulk drug product for WuXi Biologics Licensed Products with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If we manufacture part of our commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by us upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by us that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if we fail to make a payment and such failure continues for 30 days after receiving notice of such failure. As of September 30, 2025, there are no payments currently due under the Cell Line License Agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Disruptions at the FDA, EMA, the European Commission and other applicable U.S. and foreign government agencies and regulatory authorities caused by funding shortages, furloughs or other concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those authorities from performing normal business functions on which the operation of our business may rely, which could significantly harm our business, financial condition, results of operations and prospects.

The ability of the FDA, EMA, the European Commission or any other applicable foreign regulatory authority to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, ability to accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA, EMA, the European Commission, or any other applicable foreign regulatory authority’s ability to perform routine functions. Average review times at the authorities have fluctuated in recent years as a result and could be delayed. In addition, government funding of the SEC and other government authorities on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government authorities, which would adversely affect our business. For example, over the last several years, including during the ongoing government shutdown that began on October 1, 2025 and the government shutdown that lasted for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If, as a result of a prolonged government shutdown or otherwise, the FDA or other regulatory authorities are unable to timely conduct their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The United States (“U.S.”) government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside of the United States pose a national security risk and should be subject to additional tariffs.

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

Our clinical trials may not be conducted as planned or completed on schedule, if at all, and a failure of one or more clinical trials can occur at any stage. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and the outcome of preclinical studies and early-stage clinical trials for a product candidate for a particular indication may not be predictive of the success of preclinical studies and early-stage clinical trials for the same product candidate for a different indication. Unexpectedly favorable results for the standard of care in any Phase 2 or Phase 3 trial could lead to unfavorable comparisons to the ZB Assets. Historically, placebo response rates in dermatologic conditions such as HS have been high, and may complicate the interpretation of clinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain investor support for continued development and financing or regulatory authority marketing approval of their product candidates.

We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of an IND or similar application will result in the FDA, EMA, or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate timely or sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required institutional review board (“IRB”) approval at each clinical trial site, including delays relating to translation of materials for foreign clinical sites; failure to requalify drug substance or drug product for use in clinical trials; failure to demonstrate comparability of drug substance or drug product for regulatory authorization; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of the ZB Assets for use in clinical trials, or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s GCPs or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (“CMO”) and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; delays or failure in completing technology transfer for the ZB Assets; delays or failure in obtaining or releasing drug substance or drug product from licensors or third parties; licensors or third parties being unwilling or unable to perform quality control testing of drug substance or drug product; licensors or third parties being unwilling or unable to provide a right of reference to preclinical, manufacturing or clinical data for the ZB Assets; and licensors or third parties being unwilling or unable to satisfy their contractual obligations to us.

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

Furthermore, pharmaceutical companies that develop and/or market products for the indications we are pursuing are likely to represent substantial competition. These include companies actively developing and/or marketing IL-7R inhibitors (such as Q32 Bio Inc. and OSE Immunotherapeutics SA), TSLPR inhibitors (such as Upstream Bio, Inc.), IL-33 inhibitors (such as Regeneron Pharmaceuticals, Inc. / Sanofi and AstraZeneca plc), ST2 inhibitors (such as Roche Holding AG / Genentech, Inc.), IL-17A inhibitors (such as MoonLake Immunotherapeutics, UCB SA, and Novartis AG), and BAFF inhibitors (such as GSK plc and Novartis AG). The above mechanisms may be of potential therapeutic use in one or more of the indications we plan to pursue in the Phase 2 program. If the ZB Assets do not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors. Conversely, mixed or negative results from competitors developing comparable mechanisms of action may adversely affect the outlook for our product candidates.

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

Furthermore, we also face competition more broadly across the market for existing cost-effective and reimbursable treatments for T-cell and B-cell mediated diseases, autoimmune diseases, and inflammatory diseases. The ZB Assets, if approved, may compete with these existing drug and other therapies but may not be competitive with them in price. We expect that if the ZB Assets are approved, they will be priced at a significant premium over biosimilar and generic, including branded generic, products. As a result, obtaining market acceptance of, and gaining significant share of the market for the ZB Assets will pose challenges.

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

We cannot predict what healthcare reform initiatives may be adopted in the future. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions for example include (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans and (7) as part of the Make America Healthy Again (“MAHA”) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process and modify the Medicare Drug Price Negotiation Program, expand the orphan drug exclusion in the IRA, and reduce Medicaid enrollment and funding. We expect that these and other healthcare reform measures that may be adopted may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Reform measures that result in decreased physician reimbursement may adversely affect our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Other changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of the third-parties with whom we work, such as CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, sophisticated nation states, and nation-state supported actors), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data and cause program delays that could negatively impact our ability to meet our desired clinical development timelines.

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

As previously disclosed, the audit committee of our board of directors formed an audit subcommittee to review our agreements and relationships with BAFFX17 and Stone Peach, among other matters. The audit subcommittee has engaged independent legal counsel to review the matters described therein. While such review is pending, we have not made the payments requested by BAFFX17 or Stone Peach or effected Stone Peach’s exercise of its Put Right and Put Option described in Note 5 to our unaudited condensed consolidated financial statements located in “Part I - Financial Information, Item 1. Financial Statements” in this Quarterly Report. The review, the outcome of the review and other events arising in connection with these matters may materially adversely impact our business, reputation, financial condition and results of operations. The review is still pending, and at this time, the Company cannot estimate the outcome or timing for completion of the review, and can therefore give no assurances regarding the ultimate outcome or impact on us. See “Part II - Item 5,” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 for further information regarding the audit subcommittee review.

We are dependent on our key personnel and anticipate hiring additional key personnel. If we are not successful in attracting and retaining qualified personnel, including consultants, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain qualified managerial, scientific and medical personnel. We are dependent on our managerial, scientific and medical personnel, including our Chief Executive Officer, Chief Operating Officer, Chief Medical Officer, Chief Financial Officer and Chief Technology Officer. In July 2025, we transitioned to our current Chief Financial Officer, Eric Hyllengren, from our former Chief Financial Officer, Verender Badial. In addition, in October 2025, Robert Lisicki, our Chief Executive Officer and a member of our board of directors informed us that he is taking a medical leave of absence, effective October 10, 2025. Accordingly, effective October 10, 2025, our board of directors appointed Kim Davis, Chief Operating Officer, Chief Legal Officer and Corporate Secretary, to serve as interim Chief Executive Officer, in addition to her current duties. Changes in management could be disruptive to our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2025, we issued 1,682,000 and 1,206,952 Class A Ordinary Shares in connection with the exercise of 2023 Pre-Funded Warrants and 2024 Pre-Funded Warrants, respectively. The exercise prices for such pre-funded warrants were immaterial.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

3.1	Second Amended and Restated Memorandum of Association of Zura Bio Limited (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 24, 2023).
4.1	Specimen Warrant Certificate of Zura (incorporated by reference to Exhibit 4.6 of JATT’s Form S-4 (File No. 333-267005) filed with the SEC on August 19, 2022).
4.2	Form of Pre-Funded Warrant to Purchase Ordinary Shares (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023).
4.3	Form of Pre-Funded Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 23, 2024).
4.4	Form of Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8 - K filed with the SEC on August 21, 2024).
4.5	Form of Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8 - K filed with the SEC on April 17, 2025).
10.1	Non-Employee Director Compensation Policy.
10.2†	Zura Bio Limited Executive Severance Benefit Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 30, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

† Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURA BIO LIMITED

Date: November 13, 2025	By:	/s/ Eric Hyllengren
	Name:	Eric Hyllengren
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)