Form 10-Q
period 2026-03-31
Zura Bio Ltd
filed 2026-05-07
CIK 1855644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-40598
_______________________________________________________________________________
ZURA BIO LIMITED
(Exact name of Registrant as specified in its Charter)
_______________________________________________________________________________

Cayman Islands	98-1725736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1489 W. Warm Springs Rd. #110 Henderson, NV	89014
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (702) 825-9872
________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2026, the registrant had 94,997,710 Class A Ordinary Shares outstanding.

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
These forward-looking statements are based on the current expectations of Zura Bio Limited (the “Company” or “Zura”) and its management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on our forward-looking statements. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:
•our expectations regarding our product candidates and their related benefits, and our beliefs regarding competing product candidates or approved products, may not be achieved;
•our vision and strategy may not be successful;
•the timing of key events and initiation of our studies and release of clinical data may take longer than anticipated or may not be achieved at all;
•expectations regarding the potential general acceptability and maintenance of our product candidates by regulatory authorities, payors, physicians, and patients may not be achieved;
•we may be unable to attract and retain key personnel;
•expectations with respect to our future operating expenses, capital requirements and needs for additional financing may not be achieved;
•we have not completed any clinical trials, and have no products approved for commercial sale;
•we have incurred significant losses since inception, and expect to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future;
•we will continue to require substantial additional capital to finance our operations, and if we are unable to raise such capital when needed or on acceptable terms, we may be forced to delay, reduce, and/or eliminate one or more of our development programs or future commercialization efforts;
•we may be unable to renew existing contracts, enter into new contracts, or may experience disputes or other challenges with respect to our vendors or other third parties;

•we rely on third-party contract development manufacturing organizations for the manufacture of clinical materials;
•we rely on contract research organizations, clinical trial sites, and other third parties to conduct our preclinical studies and clinical trials;
•we may be unable to obtain regulatory approval for our product candidates, and there may be related restrictions or limitations of any approved products;
•we may be unable to successfully respond to general economic and geopolitical conditions;
•we may be unable to effectively achieve or manage growth;

•we face competitive pressures from other companies worldwide;
•we may be unable to adequately protect our intellectual property rights; and
•other factors set forth in documents filed, or to be filed, with the Securities and Exchange Commission (the “SEC”).
Additional discussion of the risks, uncertainties and other factors described above, as well as other risks material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other transactions we may execute.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Zura Bio Limited
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$225,594	$109,407
Prepaid expenses and other current assets	1,410	2,903
Total current assets	227,004	112,310
Property and equipment, net	125	126
Other assets	1,512	1,512
Total assets	$228,641	$113,948

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$11,745	$12,410
Total current liabilities	11,745	12,410
Total liabilities	11,745	12,410

Commitments and contingencies (Note 8)

Shareholders’ Equity
Class A Ordinary Shares, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 94,880,710 and 73,680,710 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	9	7
Additional paid-in capital	465,657	326,078
Accumulated deficit	(248,770)	(224,547)
Total shareholders’ equity	216,896	101,538
Total liabilities and shareholders’ equity	$228,641	$113,948
See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended March 31
	2026	2025
Operating expenses:
Research and development	$14,746	$10,474
General and administrative	10,753	8,780
Total operating expenses	25,499	19,254
Loss from operations	(25,499)	(19,254)
Other income, net
Interest income	(1,319)	(1,817)
Other expense, net	43	5
Total other income, net	(1,276)	(1,812)
Loss before income taxes	(24,223)	(17,442)
Income tax benefit	—	—
Net loss	$(24,223)	$(17,442)
Net loss per share, basic and diluted	$(0.22)	$(0.19)
Weighted-average shares outstanding, basic and diluted	112,222,789	92,964,048
See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited
Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Equity
(Unaudited)
(In thousands, except share data)
For the Three Months Ended March 31, 2026

	Redeemable Noncontrolling Interest	Class A Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Shareholders’ Equity
		Shares	Amount
Balance as of December 31, 2025	$—	73,680,710	$7	$326,078	$(224,547)	$—	$101,538
Issuance of Class A Ordinary Shares in connection with the February 2026 Equity Offering, net of $8.5 million of underwriters’ fees and discounts and transaction costs	—	21,200,000	2	123,369	—	—	123,371
Issuance of Pre-funded Warrants in connection with the February 2026 Equity Offering, net of $0.7 million of underwriters’ fees and discounts and transaction costs	—	—	—	11,202	—	—	11,202
Share-based compensation	—	—	—	5,008	—	—	5,008
Net loss	—	—	—	—	(24,223)	—	(24,223)
Balance as of March 31, 2026	$—	94,880,710	$9	$465,657	$(248,770)	$—	$216,896
For the Three Months Ended March 31, 2025

	Redeemable Noncontrolling Interest	Class A Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Shareholders’ Equity
		Shares	Amount
Balance as of December 31, 2024	$11,663	65,297,530	$7	$302,705	$(155,897)	$1,541	$148,356
Issuance of Class A Ordinary Shares in connection with a sale under the ATM, net of $0.2 million of commissions	—	3,000,000	—	5,093	—	—	5,093
Stock option exercises and restricted stock unit releases	—	77,468	—	90	—	—	90
Share-based compensation	—	—	—	3,644	—	—	3,644
Net loss	—	—	—	—	(17,442)	—	(17,442)
Balance as of March 31, 2025	$11,663	68,374,998	$7	$311,532	$(173,339)	$1,541	$139,741
See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Three Months Ended March 31
	2026	2025
Cash flows from operating activities
Net loss	$(24,223)	$(17,442)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	5,008	3,644
Depreciation and amortization	16	9
Foreign exchange transaction loss	2	24
Loss on disposal of property and equipment	3	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,493	1,123
Accounts payable and accrued expenses	(1,222)	1,579
Net cash used in operating activities	(18,923)	(11,063)
Cash flows from investing activities
Purchase of property and equipment	(13)	(49)
Net cash used in investing activities	(13)	(49)
Cash flows from financing activities
Proceeds from issuance of Class A Ordinary Shares in connection with February 2026 Equity Offering, net of $8.0 million of underwriters’ fees and discounts	123,875	—
Proceeds from issuance of Pre-Funded Warrants in connection with February 2026 Equity Offering, net of $0.7 million of underwriters’ fees and discounts	11,248	—
Proceeds from issuance of Class A Ordinary Shares in connection with a sale under the ATM, net of $0.2 million of commissions	—	5,093
Proceeds from exercise of stock options	—	90
Net cash provided by financing activities	135,123	5,183
Net increase (decrease) in cash and cash equivalents	116,187	(5,929)
Cash and cash equivalents, beginning of period	109,407	176,498
Cash and cash equivalents, ending of period	$225,594	$170,569

Supplemental Disclosure
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment included in accounts payable and accrued expenses	$5	$—
Transaction costs for February 2026 Equity Offering included in accounts payable and accrued expenses	$550	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollar figures in tables in thousands, except share and per share data)
1.   Organization and Description of Business
Zura Bio Limited, a Cayman Islands exempted company, together with its subsidiaries (collectively, the “Company” or “Zura”), is a clinical-stage biotechnology company developing novel and differentiated medicines for patients with autoimmune and inflammatory diseases, including serious and debilitating conditions with significant unmet medical need. These diseases are often chronic and biologically complex, and many patients do not achieve durable disease control with currently available therapies. The Company’s strategic focus is to identify immune-mediated diseases in which translational and clinical evidence supports the role of specific biological pathways in disease pathogenesis. The Company is currently developing its lead product candidate in ongoing Phase 2 trials while evaluating development opportunities for its clinical-stage assets, focusing on indications with unmet needs and commercial potential.

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

Liquidity
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company has an accumulated deficit of $248.8 million and $224.5 million as of March 31, 2026 and December 31, 2025, respectively, and a net loss of $24.2 million and $17.4 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s existing sources of liquidity as of March 31, 2026 include $225.6 million in cash and cash equivalents.

The Company has relied primarily on public and private equity financings to fund operations. The Company’s cash requirements include, but are not limited to, clinical development, product candidate manufacturing costs, and working capital requirements. The Company expects that such operating losses and negative cash flows from operations will continue for the foreseeable future but has sufficient liquidity to fund its operations over the next twelve months.

2.   Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of its consolidated subsidiaries. In comparative periods, where applicable, other shareholders’ interests in the Company’s subsidiaries, Z33 Bio, Inc. (“Z33”) and ZB17 LLC (“ZB17”), are shown in the condensed consolidated financial statements as redeemable noncontrolling interest and noncontrolling interest, respectively. All intercompany balances and transactions have been eliminated in consolidation.
These condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. As such, the information included herein should be read in conjunction with the Company’s consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025 (the “audited consolidated financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 19, 2026 (the “Annual Report”). In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026 and the results of operations for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.

Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the audited consolidated financial statements in the Company’s Annual Report.

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
The Company’s product candidates will require approvals from the United States Food and Drug Administration (“FDA”) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidate will receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval for any product candidate, it could have a material adverse impact on the Company.
The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s CODM is the Chief Executive Officer. The Company and the CODM view its operations and manage its business in one operating segment, developing novel medicines for immune and inflammatory disorders. The Company has business activities in different regions that are managed on a consolidated basis.

The accounting policies of the Company’s segment are the same as those described within this footnote. The CODM uses net loss, that is reported in the condensed consolidated statements of operations, to assess performance for the Company’s segment and decide how to allocate resources. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. The following tables represent information provided to the CODM:

	For the Three Months Ended March 31,
	2026	2025
Research and development expenses:
Wages and benefits	$2,603	$1,466
Tibulizumab SSc program	3,200	2,763
Tibulizumab HS program	4,701	1,274
Tibulizumab general	2,929	3,706
Additional product candidates (torudokimab and crebankitug)	171	291
Unallocated research and development expenses	573	456
General and administrative expenses:
Wages and benefits	2,686	2,591
Other general and administrative expenses	3,612	3,054
Stock-based compensation	5,008	3,644
Other segment items*	(1,260)	(1,803)
Net loss	$24,223	$17,442
*Other segment items include Depreciation and amortization, Interest income, and Other income (net).

R&D Incentive Credits

The Company is eligible to obtain certain R&D incentive credits (the “R&D Credits”), through participation in the United Kingdom’s (“U.K.”) R&D Small and Medium Enterprise and the Research and Development Expenditure Credit tax relief programs.

The R&D Credits are calculated as a percentage of qualifying R&D expenses incurred as part of research projects. The R&D Credits are used as tax credits for the Company with the resulting amount being payable in cash by the U.K. government (tax authority) to the Company. The R&D Credits are subject to future audits by the U.K. tax authority within defined periods.

Although the incentive credits are administered through the local tax authority, the Company has accounted for the incentives outside of the scope of FASB Accounting Standards Codification Topic 740, Income Taxes, since the incentives are not linked to the Company’s taxable income and can be realized regardless of whether the Company has generated taxable income in the respective jurisdictions. The Company accounts for these incentive credits as a government grant which analogizes with International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance.

In accordance with IAS 20, the Company will recognize the R&D Credits when it has reasonable assurance that the R&D Credits will be received. As the Company has only filed two claims under the tax relief programs as of March 31, 2026, it has determined that reasonable assurance will be met upon cash receipt. In April 2025, the Company filed a claim for an R&D Credit for $1.0 million that was not received as of March 31, 2026.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of the Company's Class A ordinary shares (“Class A Ordinary Shares”) and pre-funded warrants outstanding during the period. The pre-funded warrants are included in the computation of basic and diluted net loss per ordinary share as the exercise price is negligible and the pre-funded warrants are fully vested and exercisable. Basic and diluted net loss per share were the same for each period presented as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive due to the Company’s net loss.

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as of the periods presented because to do so would be anti-dilutive:

	March 31,
	2026	2025
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	15,525,157	13,593,638
Shares issuable upon exercise of Z33 Series Seed Preferred Shares Put Right	—	2,000,000
Shares issuable upon vesting of restricted share units	573,282	859,923
Restricted share awards	124,999	249,997
Total	16,223,438	16,703,558
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

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disclosure in the notes to financial statements of the nature of certain expenses included in the income statement. ASU 2024-03 will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 and expects to adopt it for the year ending December 31, 2027.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and the fair value hierarchy of the valuation techniques utilized.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$220,248	$—	$—	$220,248

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$106,310	$—	$—	$106,310
There were no transfers into or out of Level 1, Level 2, or Level 3 during the three months ended March 31, 2026.
4.   Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses is comprised of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Accrued research and development costs	$5,490	$6,575
Accrued bonus	1,131	3,319
Accounts payable	2,083	1,279
Accrued professional fees	1,407	559
Other accrued expenses	1,634	678
Total accounts payable and accrued expenses	$11,745	$12,410
5.   License Agreements
2023 Lilly License
On April 26, 2023, ZB17 entered into a license agreement with Lilly (the “2023 Lilly License”) for an exclusive license to develop, manufacture and commercialize tibulizumab.

The Company is obligated to make payments to Lilly (a) for 4 development milestone payments up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from tibulizumab; and (b) over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of tibulizumab in a country) for an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing royalty percentage rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years (collectively, the “2023 Lilly Contingent Payments”). As of March 31, 2026, none of the 2023 Lilly Contingent Payments are due and accordingly will not be recorded in the Company’s financial statements until they are due.
2022 Lilly License
On December 8, 2022, the Company’s consolidated subsidiary, Z33, entered into a license agreement with Lilly (the “2022 Lilly License”) pursuant to which Lilly granted Z33 an exclusive (even as to Lilly) license to develop, manufacture, and commercialize torudokimab.

The Company is obligated to make payments to Lilly for (a) 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound, if any; and (b) an annual earned royalty at a marginal royalty rate in the mid-single to low-double digits, with increasing royalty percentage rates based on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year, if any year (collectively, the “2022 Lilly Contingent Payments”). The Company will account for these contingent milestone payments when they become due. As of March 31, 2026, none of the 2022 Lilly Contingent Payments are due and accordingly will not be recorded in the Company’s financial statements until they are due.
Pfizer Agreement
On March 22, 2022, the Company entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer. Under the Pfizer Agreement, the Company acquired a license for crebankitug.

The Company is obligated to make payments to Pfizer for (a) 11 remaining future development and regulatory milestone payments aggregating up to $69.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”), if any; and (b) an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of net sales of the Company’s Products, if any (collectively, the “Pfizer Contingent Payments”). Royalties are payable on a country-by-country basis for a certain period of years or upon the later expiration of regulatory exclusivity of the Company’s Products in a country. As of March 31, 2026, no Pfizer Contingent Payments are due and accordingly no Pfizer Contingent Payments will be recorded in the Company’s financial statements until they are due.

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
WuXi Biologics License
In July 2023, the Company entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics and its Affiliates (“WuXi Biologics”) for certain of WuXi Biologics’s know-how, cell line, and biological materials to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). If the Company manufactures all of its commercial supplies of bulk drug product for WuXi Biologics Licensed Products with a manufacturer other than WuXi Biologics or its affiliates, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If the Company manufactures part of its commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by the Company upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by the Company that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure. As of March 31, 2026, there are no payments currently due under the Cell Line License Agreement.

Athanor Letter Agreement

On December 29, 2025, the Company entered into a letter agreement with Athanor Capital, an exempted company incorporated under the laws of the Cayman Islands with limited liability (“Athanor”) (the “Athanor Agreement”), pursuant to which the Company issued to Athanor 8,657,402 Ordinary Shares (the “Athanor Shares”). Athanor is also entitled to piggyback registration rights pursuant to which Athanor has the right to include Athanor Shares in certain registered offerings by the Company or if the Company proposes to file a registration statement under the Securities Act of 1933, as amended, with respect to the registration of equity securities, as set forth in the Athanor Agreement.

In addition, pursuant to the terms of the Athanor Agreement, the Company agreed to pay Athanor an upfront fee in an amount equal to $7.3 million within thirty days of execution of the Athanor Agreement and a one-time milestone payment in the amount of $25.0 million after the occurrence of the earliest of the following events: (i) the Company or ZB17 undergoes a Change of Control (as defined in the Athanor Agreement), (ii) the consummation by the Company or ZB17 of a sale of assets resulting in net proceeds in excess of $500.0 million, or (iii) First Indication Regulatory Approval (as defined in the Athanor Agreement). In addition, pursuant to the terms of the Athanor Agreement, the Company agreed to pay an amount equal to 2% of Net Sales (as defined in the Athanor Agreement) for the Product (as defined in the Athanor Agreement) to the extent such Net Sales (collectively, the “Net Sales Payments”) are the subject of a royalty payment under the 2023 Lilly License. The upfront fee was paid as of December 31, 2025.

The Athanor Agreement contains representations, warranties and covenants by the parties in addition to the terms described above and shall remain in effect on a country-by-country basis until the expiration of the obligation to pay the Net Sales Payments.

6.   Shareholders’ Equity
The Company has authorized 300,000,000 Class A Ordinary Shares, par value of $0.0001 and 1,000,000 preferred shares, par value of $0.0001.
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

During the three months ended March 31, 2026, no Class A Ordinary Shares were sold under the ATM.

As of March 31, 2026, $114.0 million of Class A Ordinary Shares remained available for sale under the Sales Agreement.

February 2026 Equity Offering

In February 2026, the Company entered into an underwriting agreement with Leerink Partners LLC, Piper Sandler & Co. and Cantor Fitzgerald & Co., as representatives of the several underwriters listed therein, pursuant to which the Company issued and sold 21,200,000 Class A Ordinary Shares, par value $0.0001 per share, at a price to the public of $6.25 per share, which included 3,000,000 additional Class A Ordinary Shares sold upon exercise in full by the underwriters of their option to purchase additional shares of stock in the offering, along with pre-funded warrants to purchase 1,800,000 Ordinary Shares at a price to the public of $6.249 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less the $0.001 exercise price of each Pre-Funded Warrant (the “February 2026 Equity Offering”). The net proceeds from the February 2026 Equity Offering were approximately $134.6 million after deducting underwriting discounts and commissions and offering expenses.

Pre-Funded Warrants

In connection with the February 2026 Equity Offering, the Company sold to accredited investors pre-funded warrants to purchase up to 1,800,000 Class A Ordinary Shares at a price of $6.249 per pre-funded warrant for an aggregate purchase price of approximately $11.2 million.

As of March 31, 2026 and December 31, 2025, there was an aggregate 29,295,396 and 27,495,396 pre-funded warrants outstanding, respectively, each with an exercise price of $0.001.

During each of the three months ended March 31, 2026 and 2025, no Class A Ordinary Shares were issued in connection with the exercise of Pre-Funded Warrants.

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

Ordinary Shares Reserved for Issuance

A summary of shares reserved for issuance as of March 31, 2026 is summarized below:

March 31, 2026
Shares issuable upon exercise of pre-funded warrants to purchase Class A Ordinary Shares	29,295,396
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	17,892,060
Shares available for grant under 2023 Equity Incentive Plan and ESPP	3,845,063
Shares issuable upon release of restricted share units	583,282
Total shares reserved for issuance	51,615,801
7.  Share-based Compensation
On March 16, 2023, the Zura Bio Limited 2023 Equity Incentive Plan (the “Equity Incentive Plan”) was approved, became effective on March 19, 2023, and was amended on June 1, 2023. The Equity Incentive Plan allows for the grant of share options, both incentive and nonqualified share options; stock appreciation rights, alone or in conjunction with other awards; restricted shares awards (“RSAs”) and restricted share units (“RSUs”); incentive bonuses, which may be paid in cash, shares, or a combination thereof; and other share-based awards to employees, officers, non-employee directors and other service providers. The Company has granted share options, RSUs and RSAs that generally vest over four years and expire after 10 years.

The Class A Ordinary Shares issuable under the Equity Incentive Plan are subject to an annual increase on January 1st of each calendar year beginning on January 1, 2024, and ending on and including January 1, 2029, in accordance with the Equity Incentive Plan.
On March 16, 2023, the Zura Bio Limited 2023 Employee Stock Purchase Plan (the “ESPP”) was approved and became effective on March 19, 2023. The ESPP enables eligible employees of the Company and designated affiliates to purchase Class A Ordinary Shares at a discount of 15%. As of March 31, 2026, the Company has not activated its ESPP.
The Class A Ordinary Shares reserved for future issuances under the Equity Incentive Plan and the ESPP increased in accordance with the respective plans on January 1, 2026. As of March 31, 2026, a maximum of 20,573,023 Class A Ordinary Shares were authorized for issuance under the Equity Incentive Plan and the ESPP, collectively.

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
The following weighted-average assumptions were used to estimate the fair value of the Equity Incentive Plan share options issued during the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Share price	$6.32	$1.20
Expected volatility	103.8%	99.7%
Risk-free rate	4.0%	4.1%
Expected term (in years)	5.3	6.1
Expected dividend yield	0%	0%
The following table summarizes the Company’s share option activity for the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2025	16,463,011	$2.40	8.2	$48,866
Granted	3,571,435	$6.32
Forfeited	(2,142,386)	$2.58
Options outstanding as of March 31, 2026	17,892,060	$3.16	7.7	$52,323
Options vested and exercisable as of March 31, 2026	9,002,039	$2.26	6.4	$33,422
As of March 31, 2026, there was approximately $25.0 million of total unrecognized share-based compensation expense related to options granted to employees, executives, and directors that is expected to be recognized over a weighted average period of 2.9 years.

Included in options outstanding as of both March 31, 2026 and December 31, 2025 in the table above are 2,055,314 options to purchase Class A Ordinary Shares issued to certain directors, executives, and employees outside of the Equity Incentive Plan.

The weighted average grant date fair value of options granted during the three months ended March 31, 2026 and 2025 was $5.08 and $0.97, respectively.

Market-Based Share Options

On January 21, 2026, the Company granted 505,881 options to purchase Class A Ordinary Shares (the “CEO Option Award”) to the Chief Executive Officer. The CEO Option Award will vest in full on the first date upon which both of the following goals are achieved, subject to the CEO’s continued service through such date: (a) the Company’s completion of an equity raise above a specified amount prior to a specified date, which condition was satisfied by the completion of the February 2026 Equity Offering, and (b) the volume-weighted average price of a Class A ordinary share of the Company equals or exceeds a specified price over a period of 30 consecutive trading days, prior to December 31, 2030. These awards have an exercise price of $6.32 and become exercisable when vested and both conditions are satisfied. These awards expire 10 years from the date of grant. The fair value of these Market-Based Share Options were estimated using a Monte Carlo valuation method.

The following weighted-average assumptions were used at the grant date to determine the fair value of Company’s Market-Based Share Options granted during the three months ended March 31, 2026:

For the Three Months Ended March 31,
2026
Share price	$6.32
Expected volatility	105.0%
Risk-free rate	4.2%
Expected term (in years)	4.9
Expected dividend yield	—%

For the three months ended March 31, 2026 and 2025, the Company recorded expense related to Market-Based Share Options, at the grant date fair value, of $0.7 million and $0.2 million, respectively.

Restricted Share Units
The following table summarizes the Company’s RSU activity for the three months ended March 31, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs outstanding as of December 31, 2025	583,282	$5.99
Unvested RSUs outstanding as of March 31, 2026	583,282	$5.99
As of March 31, 2026, there was approximately $2.0 million of total unrecognized share-based compensation expense related to RSUs granted to certain employees, executives, and directors under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 1.2 years. For each of the three months ended March 31, 2026 and 2025, the Company recorded expense related to RSUs of $0.4 million, respectively.
Restricted Share Awards
The following table summarizes the Company’s RSA activity for the three months ended March 31, 2026:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested RSAs outstanding as of December 31, 2025	249,997	$8.16
Vested	(124,998)	8.16
Unvested RSAs outstanding as of March 31, 2026	124,999	$8.16
As of March 31, 2026, there was approximately $1.0 million of total unrecognized share-based compensation expense related to RSAs granted to a certain director under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 1.0 year. For each of the three months ended March 31, 2026 and 2025, the Company recorded expense related to RSAs of $0.3 million.
Equity Award Modification

On January 21, 2026 (the “Effective Date”), the Company and Rob Lisicki entered into an agreement in connection with Mr. Lisicki’s resignation which provided for an extension of the post-termination exercise period for Mr. Lisicki’s outstanding vested stock options to the earlier of (i) March 31, 2027 or (ii) the applicable expiration date of the applicable stock option. The agreement also provided for accelerated vesting of 25% of the shares underlying the option granted to

Mr. Lisicki on February 27, 2025 as of the Effective Date, which shares were originally scheduled to vest on February 27, 2026, subject to specified lock-up restrictions. All other unvested options outstanding as of the Effective Date were immediately forfeited. During the three months ended March 31, 2026, the Company recognized $1.5 million of share-based compensation expense related to this modification within general and administrative expense in the condensed consolidated statement of operations.

Share-based Compensation Expense

Share-based compensation expense for all equity arrangements for the three months ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
	2026	2025
Research and development	$569	$518
General and administrative	4,439	3,126
Total share-based compensation expense	$5,008	$3,644
8.   Commitments and Contingencies
Litigation
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
9.   Defined Contribution Plans
The Company maintains a 401(k) defined contribution retirement plan (the “401(k) Plan”) for all of its U.S. employees. For the 401(k) Plan, the Company makes a matching contribution up to a maximum of 6% of an employee’s annual salary. For U.K. employees, the Company contributes up to 6% of an employee’s annual salary to defined contribution retirement pension plans (the “U.K. Defined Contribution Plan” and, together with the 401(k) Plan, the “Defined Contribution Plans”). Contributions made by the Company vest 100% upon contribution. For the three months ended March 31, 2026 and 2025, the Company recorded expense of $0.2 million and $0.1 million, respectively, for the Defined Contribution Plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements as of December 31, 2025, included in the 2025 Annual Report, and in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors” in our 2025 Annual Report, as supplemented by the risks and uncertainties described in “Risk Factors” Item I.A. Risk Factors in Part II of this Quarterly Report, that could cause actual results to differ materially from historical results or anticipated results. You should carefully read the information under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Zura,” “we,” “us,” and “our” refer to Zura Bio Limited, a Cayman Islands exempted company.

Overview
We are a clinical-stage biotechnology company developing novel and differentiated medicines for patients with autoimmune and inflammatory diseases, including serious and debilitating conditions with significant unmet medical need. These diseases are often chronic and biologically complex and difficult to treat, and many patients do not achieve durable disease control with currently available therapies.

We focus on immune-mediated diseases in which translational and clinical evidence supports the involvement of specific biological pathways in disease pathogenesis. We are currently advancing our lead product candidate in Phase 2 clinical trials and are evaluating development opportunities across our pipeline of clinical‑stage antibody assets, with a focus on indications with unmet medical need and commercial potential.

Our lead product candidate, tibulizumab (ZB-106), is an immunoglobulin G single-chain variable fragment bispecific dual-antagonist antibody engineered by the fusion of TALTZ® (ixekizumab) and tabalumab. Tibulizumab is designed to neutralize interleukin-17 and B-cell activating factor, two cytokines implicated in autoimmune and inflammatory diseases.

In May 2025, we initiated TibuSHIELD, a global, randomized, double-blind, placebo-controlled Phase 2 clinical study evaluating tibulizumab in approximately 225 participants with moderate to severe hidradenitis suppurativa (“HS”). The study is designed to assess the safety, tolerability, and efficacy of tibulizumab in the relevant patient population. The study will evaluate tibulizumab over a 28-week period, which includes a 16-week efficacy assessment period followed by an optional open-label extension (“OLE”) and a 12-week safety follow-up. The primary endpoint of the study is the percent change from baseline in total abscess and nodule (“AN”) count at week 16. Secondary endpoints include the proportion of participants achieving HiSCR50 or HiSCR75, defined as at least a 50% or 75% reduction in AN count without an increase in abscesses or draining fistulas at week 16. Key safety assessments include the assessment of tolerability, and monitoring for adverse events. Topline results are expected to be available in the fourth quarter of 2026.

In December 2024, we initiated TibuSURE, a global, randomized, double-blind, placebo-controlled Phase 2 clinical study evaluating tibulizumab approximately 80 participants with early diffuse cutaneous systemic sclerosis. The study is designed to assess the safety, tolerability, and efficacy of tibulizumab in the relevant patient population. The study includes a 24-week efficacy period followed by a 28-week OLE. The primary endpoint is the modified Rodnan Skin Score. Key efficacy endpoints include lung disease, assessed by quantitative high-resolution computed tomography and forced vital capacity; physical function, measured by the Health Assessment Questionnaire-Disability Index; and the revised Combined Response Index in Systemic Sclerosis. Topline results are expected to be available in the first half of 2027.

We continue to evaluate potential indication expansion opportunities for tibulizumab. In addition, we are evaluating development and strategic options for other clinical‑stage assets.

Torudokimab (ZB‑880) is a fully human monoclonal antibody that neutralizes interleukin‑33 (“IL‑33”), an alarmin cytokine involved in inflammatory signaling, thereby inhibiting ST2-related inflammatory signaling. The IL‑33/ST2 pathway has been implicated in inflammatory and immune‑mediated diseases, including chronic obstructive pulmonary disease and asthma, and remains the subject of ongoing clinical and scientific investigation. Torudokimab was evaluated in clinical studies prior to our in‑licensing of the program, and we continue to monitor developments in the IL‑33 pathway as we consider potential future development opportunities.

Crebankitug (ZB‑168) is a fully human monoclonal antibody that binds and neutralizes the interleukin‑7 receptor alpha chain, a shared receptor component of the interleukin‑7 and thymic stromal lymphopoietin signaling pathways. Crebankitug has been evaluated in Phase 1 and Phase 1b clinical studies, and we are assessing potential therapeutic indications and future development strategies for this asset.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting manufacturing and research and development activities. Our lead product candidate is in the clinical testing stage; however, prior to the initiation of TibuSHIELD and TibuSURE in May 2025 and December 2024, respectively, we had not conducted any clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private and public equity financings, having raised aggregate gross proceeds of approximately $421.5 million as of the date hereof.

Since our inception, we have incurred significant operating losses. Our net loss for the three months ended March 31, 2026 and 2025 was $24.2 million and $17.4 million, respectively. As of March 31, 2026, we had an accumulated deficit of $248.8 million. We anticipate that our expenses will increase significantly in connection with our ongoing and future activities, as we:

•continue to advance the preclinical and clinical development of our product candidates;

•conduct additional trials for our product candidates or future potential product candidates;

•scale up our clinical and regulatory capabilities;

•manufacture materials for clinical trials or potential commercial sales;

•hire additional personnel, including in the clinical, quality, regulatory, manufacturing, scientific and administrative functions;

•establish a commercialization infrastructure and scale up manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;

•adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

•seek regulatory approval for any product candidates that successfully complete clinical trials;

•maintain, expand and protect our intellectual property portfolio;

•add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

•incur additional legal, accounting, and other expenses in operating as a public company.

February 2026 Equity Offering

On February 24, 2026, we entered into an underwriting agreement with Leerink Partners LLC, Piper Sandler & Co. and Cantor Fitzgerald & Co., as representatives of the several underwriters listed therein, pursuant to which we sold 21,200,000 Class A Ordinary Shares (the “Shares”), par value $0.0001 per share, at a price to the public of $6.25 per share, which included 3,000,000 additional Class A Ordinary Shares sold upon exercise in full by the underwriters of their option to purchase additional shares of stock in the offering, along with pre-funded warrants (the “Pre-Funded Warrants”) to purchase 1,800,000 Ordinary Shares at a price to the public of $6.249 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less the $0.001 exercise price of each Pre-Funded Warrant (the “February 2026 Equity Offering”). The net proceeds from the February 2026 Equity Offering were approximately $134.6 million after deducting underwriting discounts and commissions and offering expenses. The February 2026 Equity Offering closed on February 26, 2026.

2023 Lilly License
On April 26, 2023, our consolidated subsidiary ZB17 LLC (“ZB17”) entered into a license agreement (the “2023 Lilly License” and, together with the 2022 Lilly License (as defined below), the “Lilly Licenses”) with Lilly, for an exclusive license to develop, manufacture and commercialize tibulizumab.

We are obligated to make payments to Lilly (a) for 4 development milestone payments up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from tibulizumab; (b) over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of tibulizumab in a country) for an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years (collectively, the “2023 Lilly Contingent Payments”). As of March 31, 2026, none of the 2023 Lilly Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due.

2022 Lilly License
On December 8, 2022, our consolidated subsidiary, Z33 Bio Inc. (“Z33”), entered into a license agreement (the “2022 Lilly License”) with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly), royalty-bearing global license to develop, manufacture, and commercialize torudokimab.

We are obligated to make payments to Lilly for (a) 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed molecule; and (b) an annual earned royalty at a marginal royalty rate in the mid-single to low-double digits, with increasing royalty percentage rates based on Net Sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year (collectively, the “2022 Lilly Contingent Payments”). As of March 31, 2026, none of the 2022 Lilly Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due.

Pfizer Agreement
On March 22, 2022, we entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer. Under the Pfizer Agreement, we acquired a license for crebankitug.

We are obligated to make payments to Pfizer for (a) 11 remaining future development and regulatory milestone payments aggregating up to $69.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”), if any; and (b) an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of net sales of Products, if any (collectively, the “Pfizer Contingent Payments”). Royalties are payable on a country-by-country basis for a certain period of years or upon the later expiration of regulatory exclusivity of our Products in a country.

As of March 31, 2026, no Pfizer Contingent Payments are due and accordingly no Pfizer Contingent Payments will be recorded in our financial statements until they are due.

Impact of Global Economic Trends
Macroeconomic conditions, including uncertainties associated with the changes to and by the United States federal government administration, the ongoing conflicts in Iran and the broader Middle East, the ongoing conflict between Ukraine and Russia, conflicts in Mexico, international trade policies (including tariffs, sanctions, and trade barriers), economic slowdowns, public health crises, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets or other evolving macroeconomic developments, continue to have direct and indirect impacts on our business and could in the future materially impact our results of operations and financial condition. Recent tariffs and trade restrictions have increased costs and complexity for many businesses, which may also have an adverse impact on our business. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational performance and financial condition, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Components of Operating Results
Operating Expenses
Research and Development Expenses
Research and development (“R&D”) expenses consist of all direct and indirect operating expenses incurred to support our clinical development, including research activities conducted in support of such programs, manufacturing activities, consulting fees for clinical and manufacturing advisory services, contract research organization (“CRO”) costs, costs related to manufacturing materials for preclinical studies and clinical trials, payroll and benefits (including share-based compensation for employees supporting clinical and development activities), licensing fees, and data and study acquisition costs. Expenses are recognized as the related goods are delivered or the services are performed.

R&D expenses include the cost of in-process research and development (“IPR&D”) assets purchased in an asset acquisition transaction. IPR&D assets are expensed provided that the acquired asset did not also include processes or activities that would constitute a “business” as defined under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Acquired IPR&D payments, including upfront payments, transaction fees and subsequent pre-commercial milestone payments, are immediately expensed in the period in which they are incurred. Research and development costs incurred after the acquisition are expensed as incurred. R&D expenses also include the remeasurement of the research and development license consideration liability.

Research and development expenses could include:
External expenses:

•external research and development expenses incurred under agreements with CROs, investigative sites and consultants to conduct our clinical trials;

•costs related to manufacturing material for preclinical studies and clinical trials, including fees paid to contract manufacturing organizations (“CMOs”);

•milestone payments under our licensing agreements;

•laboratory supplies and research materials;

•costs related to compliance with regulatory requirements; and

•facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and equipment.

Internal expenses:

•employee-related expenses, including salaries, bonuses, benefits, share-based compensation and other related costs for those employees involved in research and development efforts.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We plan to substantially increase our research and development expenses for the foreseeable future as we develop our product candidates and manufacturing processes and conduct discovery and research activities for our clinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials of our product candidates due to the inherently unpredictable nature of clinical development. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to how we pursue our product candidates and how much funding to direct to each program on an ongoing basis in response to the results of future clinical trials, regulatory developments and our ongoing assessments as to commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase as we commence, continue and expand our clinical trial activities. Our future expenses may vary significantly each period based on factors such as:
•expenses incurred to conduct preclinical studies required to advance our product candidates into clinical trials;

•per patient clinical trial costs, which may vary based on the number of doses that patients receive;

•the number of patients who enroll in each clinical trial;

•the number of clinical trials required for approval;

•the number of sites included in the clinical trials;

•the countries in which the clinical trials are conducted;

•the length of time required to enroll eligible patients;

•the drop-out or discontinuation rates of patients;

•potential additional safety monitoring requested by regulatory agencies;

•the duration of patient participation in clinical trials and follow-up;

•the phase of development of the product candidate;

•third-party contractors failing to comply with regulatory requirements or meet their contractual obligations in a timely manner, or at all;

•the cost of insurance, including product liability insurance, in connection with clinical trials;

•regulators or institutional review boards requiring that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks; and

•the efficacy and safety profile of our product candidates.

General and Administrative Expenses
General and administrative (“G&A”) expenses primarily consist of professional fees for legal, accounting, and consulting costs relating to corporate matters, as well as salaries and related costs for personnel in executive and administrative functions and board of director fees, including share-based compensation.

We anticipate that our G&A expenses will increase in the future as we continue to support research and development activities and incur costs of operating as a public company. These costs include headcount to support expanded operations and infrastructure.

Additionally, we anticipate increased costs associated with maintaining compliance with Nasdaq rules and SEC requirements such as accounting, audit, legal and consulting services, as well as director and officer liability insurance, investor and public relations activities.

Results of Operations
Comparison of the Three months ended March 31, 2026 and 2025
The following table summarizes our results of operations for the periods presented (in thousands):

	For the Three Months Ended March 31,		$	%
	2026	2025	Change	Change
Operating expenses:
Research and development	$14,746	$10,474	$4,272	41%
General and administrative	10,753	8,780	1,973	22%
Total operating expenses	25,499	19,254	6,245	32%
Loss from operations	(25,499)	(19,254)	(6,245)	(32)%
Other income, net:
Interest income	(1,319)	(1,817)	498	27%
Other expense, net	43	5	38	*%
Total other income, net	(1,276)	(1,812)	536	30%
Loss before income taxes	(24,223)	(17,442)	(6,781)	(39)%
Income tax benefit	—	—	—	—%
Net loss	$(24,223)	$(17,442)	$(6,781)	(39)%
_________________________________________________
*Percentage change not meaningful
Operating Expenses

Research and development expenses:

The following table summarizes our research and development expenses for the periods presented (in thousands):

	For the Three Months Ended March 31,		$	%
	2026	2025	Change	Change
External expenses:
Direct expenses by program:
Tibulizumab portfolio
Tibulizumab SSc program	$3,200	$2,763	$437	16%
Tibulizumab HS program	4,701	1,274	3,427	269%
Tibulizumab general	2,929	3,706	(777)	(21)%
Total Tibulizumab portfolio	10,830	7,743	3,087	40%
Additional product candidates (torudokimab and crebankitug)	171	291	(120)	(41)%
Unallocated expenses	573	456	117	26%
Internal expenses:
Personnel expenses (including share-based compensation)	3,172	1,984	1,188	60%
Total research and development expense	$14,746	$10,474	$4,272	41%

Research and development expenses increased by $4.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to:

•a $3.4 million and $0.4 million increase in costs as we advance our Phase 2 clinical trials evaluating tibulizumab in adults with HS and SSc, respectively, driven by costs incurred for CRO fees to support the conduct of our clinical trials; and

•a $1.2 million increase in compensation, including share-based compensation, driven by increased personnel in research and development functions.

This increase was partially offset by a $0.8 million decrease in costs for tibulizumab that was not specific to an indication, which was primarily driven by decreased manufacturing costs.

We anticipate that research and development expenses will continue to increase in the future as we conduct research and development activities.

General and administrative expenses:

General and administrative expenses increased by $2.0 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to an increase of $1.3 million in compensation expenses, including share-based compensation, for personnel in executive and administrative functions and our board of directors, and an increase of $0.6 million in professional fees to support our growing organization as we advance our Phase 2 clinical trials evaluating tibulizumab in SSc and HS.

Other Income, net
Interest income

Interest income decreased by $0.5 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This is primarily due to lower interest rates, as well as a lower cash balance for the majority of the first quarter of 2026, as the proceeds from the February 2026 Equity Offering were not received until the end of February.

Other expense, net

Other expense, net remained relatively consistent for the three months ended March 31, 2026 and compared to the three months ended March 31, 2025.

Liquidity and Capital Resources
Overview
Since our inception, we have not reached successful commercialization of our product candidates or generated any revenue and expect to continue to incur significant operating losses and cash outflows for the foreseeable future. We will require ongoing financing in order to continue our research and development activities and may never become profitable. As of March 31, 2026, we had cash and cash equivalents of $225.6 million. We have funded our operations primarily through private and public equity financings, having raised aggregate gross proceeds of approximately $421.5 million as of the date hereof.

Our future operations are dependent upon our ability to finance our cash requirements, which will allow us to continue our research and development activities and the commercialization of our products. There can be no assurance that we will be successful in continuing to finance our operations.

Capital Requirements
To date, we have not generated revenue from any source, including the commercial sales of our approved drug products, and we do not expect to generate revenue from the commercial sales of our approved drug products for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be adversely affected. We do not know when, or if, we will generate any revenue from the commercial sale of our approved drug products, and we do not expect to generate revenue from the commercial sales of our approved drug products unless and until we obtain regulatory approval of, and commercialize, our product candidates.

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

We will also be responsible for significant future contingent payments to our licensors and other parties upon the achievement of certain development, regulatory, and sales milestones, as well as ongoing royalties on net commercial sales. The size and timing of these milestone payments will vary greatly depending upon a number of factors, and it is therefore difficult to estimate the total payments that could become payable to our licensors and other parties and when those payments would be due. If we achieve all of the milestones, we would be obligated to pay multimillion dollar development and regulatory milestone payments and sales milestone payments. We will be required to pay certain of these milestone payments prior to the time at which we are able to generate sufficient revenue, if any, from commercial sales of any of our product candidates. In addition to milestone payments, we are also required to pay ongoing royalties in the mid-single digits to low double-digits percentage range based upon thresholds of net sales of products.

Based on our current business plans, and after giving effect to the completion of the February 2026 Equity Offering, we believe that our existing cash and cash equivalents should be sufficient to fund our operating expenses and capital requirements through at least the end of 2028. Our estimate as to how long we expect our existing cash and cash equivalents to be able to fund our operating expenses and capital requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which are beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Because of the numerous risks and uncertainties associated with the research, development and commercialization of pharmaceutical drug products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the extent to which we develop, in-license or acquire other product candidates and technologies;
•the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;
•the number and development requirements of product candidates that we may pursue;
•the costs, timing and outcome of regulatory review of our product candidates;
•the timing and amount of our milestone payments to our licensors and other parties;
•our headcount growth and associated costs as we expand our research and development capabilities and establish and expand our commercial infrastructure and operations;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distributions, for any of our product candidates for which we receive marketing approval;
•royalty payments to our licensors and other parties;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval; and
•the costs of operating as a public company.
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
Cash Flows

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(18,923)	$(11,063)
Net cash used in investing activities	(13)	(49)
Net cash provided by financing activities	135,123	5,183
Net increase (decrease) in cash and cash equivalents	$116,187	$(5,929)
Cash flows from operating activities
Net cash used in operating activities increased by $7.9 million to $18.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This was primarily due to an increase in our net loss of $6.8 million, which is driven by an increase in our operating costs.

Cash flows from investing activities
Net cash used in investing activities for each of the three months ended March 31, 2026 and 2025 was de minimis.

Cash flows from financing activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $135.1 million, which related to net proceeds from the February 2026 Equity Offering, after underwriters’ fees and discounts. Cash provided by financing activities for the three months ended March 31, 2025 was $5.2 million, which primarily related to net proceeds of $5.1 million, after placement agent commissions, from the sale of Class A Ordinary Shares under our ATM.

Contractual Obligations and Other Commitments
We have or will enter into agreements in the normal course of business with CROs, CMOs and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice. Some third-party CMOs have intellectual property, such as patents and/or know-how with an annual fee and royalty-bearing license to their customers, that forms part of the manufacturing agreement.
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
WuXi Biologics License
In July 2023, we entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics and its Affiliates (“WuXi Biologics”) for certain of WuXi Biologics’ know-how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). If we manufacture all of our commercial supplies of bulk drug product for WuXi Biologics Licensed Products with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If we manufacture part of our commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by us upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by us that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if we fail to make a payment and such failure continues for 30 days after receiving notice of such failure. As of March 31, 2026, there are no payments currently due under the Cell Line License Agreement.
Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP, and on a basis consistent with those accounting principles followed by us and disclosed in Note 2 to our most recent annual audited consolidated financial statements in the 2025 Annual Report. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
There have been no material changes to our critical accounting policies and estimates since December 31, 2025. For a description of our critical accounting policies that affect our significant judgements and estimates used in preparation of our unaudited condensed consolidated financial statements, refer to Item 7 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the 2025 Annual Report.
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

In addition, as an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:
•being permitted to present only two years of audited financial statements in addition to any required unaudited interim financial statements, with correspondingly reduced disclosure in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•an exception from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;
•reduced disclosure about our executive compensation arrangements in our periodic reports, proxy statements and registration statements; and
•exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements, and an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements.
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
We are also a “smaller reporting company” as defined under the Securities Act and Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a smaller reporting company so long as either (i) the market value of Class A Ordinary Shares held by non-affiliates is less than $250.0 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of Class A Ordinary Shares held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in the 2025 Annual Report and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company under the requirements of (ii) above, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information otherwise required by this Item 3.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Principal Financial and Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in “Part I, Item 1A—Risk Factors” of the 2025 Annual Report, which could materially and adversely affect our business, prospects, financial condition and results of operations. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. The risk factors disclosure in our 2025 Annual Report is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our 2025 Annual Report are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors previously disclosed in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

3.1	Second Amended and Restated Memorandum of Association of Zura Bio Limited (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 24, 2023).
4.1	Specimen Warrant Certificate of Zura (incorporated by reference to Exhibit 4.6 of JATT’s Form S-4 (File No. 333-267005) filed with the SEC on August 19, 2022).
4.2	Form of Pre-Funded Warrant to Purchase Ordinary Shares (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023).
4.3	Form of Pre-Funded Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 23, 2024)..
4.4	Form of Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8 - K filed with the SEC on August 21, 2024).
4.5	Form of Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8 - K filed with the SEC on April 17, 2025).
4.6	Form of Pre-Funded Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 26, 2026).
10.1
Separation Agreement, dated January 21, 2026, by and between the Company and Robert Lisicki (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 23, 2026).

10.2	Offer Letter with Sandeep Kulkarni, dated January 21, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 23, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________________________________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURA BIO LIMITED
Date: May 7, 2026	By:	/s/ Sandeep Kulkarni
	Name:	Sandeep Kulkarni
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: May 7, 2026	By:	/s/ Marlyn Mathew
	Name:	Marlyn Mathew
	Title:	Vice President, Finance and Accounting
(Principal Financial Officer and Principal Accounting Officer)