Form 10-Q
period 2026-06-30
Zura Bio Ltd
filed 2026-08-11
CIK 1855644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 11, 2026, the registrant had 95,829,137 Class A Ordinary Shares outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Zura Bio Limited
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$205,134	$109,407
Prepaid expenses and other current assets	5,366	2,903
Total current assets	210,500	112,310
Property and equipment, net	149	126
Other assets	2,754	1,512
Total assets	$213,403	$113,948

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$16,318	$12,410
Total current liabilities	16,318	12,410
Total liabilities	16,318	12,410

Commitments and contingencies (Note 8)

Shareholders’ Equity
Class A Ordinary Shares, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 95,422,452 and 73,680,710 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	10	7
Additional paid-in capital	472,149	326,078
Accumulated deficit	(275,074)	(224,547)
Total shareholders’ equity	197,085	101,538
Total liabilities and shareholders’ equity	$213,403	$113,948
See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$20,706	$8,704	$35,452	$19,178
General and administrative	8,615	9,358	19,368	18,138
Total operating expenses	29,321	18,062	54,820	37,316
Loss from operations	(29,321)	(18,062)	(54,820)	(37,316)
Other (income), net
Interest income	(1,920)	(1,717)	(3,239)	(3,534)
Other income, net	(1,016)	(352)	(973)	(347)
Total other (income), net	(2,936)	(2,069)	(4,212)	(3,881)
Loss before income taxes	(26,385)	(15,993)	(50,608)	(33,435)
Income tax benefit	(81)	—	(81)	—
Net loss	$(26,304)	$(15,993)	$(50,527)	$(33,435)
Net loss per share, basic and diluted	$(0.21)	$(0.17)	$(0.42)	$(0.36)
Weighted-average shares outstanding, basic and diluted	126,803,970	94,289,954	119,553,659	93,630,719
See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited
Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Equity
(Unaudited)
(In thousands, except share data)
For the Three Months Ended June 30, 2026

	Redeemable Noncontrolling Interest	Class A Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Shareholders’ Equity
		Shares	Amount
Balance as of March 31, 2026	$—	94,880,710	$9	$465,657	$(248,770)	$—	$216,896
Issuance of Class A Ordinary Shares for share option exercises and restricted stock units, net of shares withheld for taxes	—	541,742	1	2,035	—	—	2,036
Share-based compensation	—	—	—	4,457	—	—	4,457
Net loss	—	—	—	—	(26,304)	—	(26,304)
Balance as of June 30, 2026	$—	95,422,452	$10	$472,149	$(275,074)	$—	$197,085
For the Three Months Ended June 30, 2025

	Redeemable Noncontrolling Interest	Class A Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Shareholders’ Equity
		Shares	Amount
Balance as of March 31, 2025	$11,663	68,374,998	$7	$311,532	$(173,339)	$1,541	$139,741
Issuance of Pre-Funded Warrants in exchange for Class A Ordinary Shares	—	(6,500,000)	(1)	1	—	—	—
Issuance of Class A Ordinary Shares for restricted stock units, net of shares withheld for taxes	—	189,272	—	(34)	—	—	(34)
Share-based compensation	—	—	—	3,732	—	—	3,732
Net loss	—	—	—	—	(15,993)	—	(15,993)
Balance as of June 30, 2025	$11,663	62,064,270	$6	$315,231	$(189,332)	$1,541	$127,446
See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Equity
(Unaudited)
(In thousands, except share data)
For the Six Months Ended June 30, 2026

	Redeemable Noncontrolling Interest	Class A Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Shareholders’ Equity
		Shares	Amount
Balance as of December 31, 2025	$—	73,680,710	$7	$326,078	$(224,547)	$—	$101,538
Issuance of Class A Ordinary Shares in connection with the February 2026 Equity Offering, net of $8.5 million of underwriters’ fees and discounts and transaction costs	—	21,200,000	2	123,369	—	—	123,371
Issuance of Pre-funded Warrants in connection with the February 2026 Equity Offering, net of $0.7 million of underwriters’ fees and discounts and transaction costs	—	—	—	11,202	—	—	11,202
Issuance of Class A Ordinary Shares for share option exercises and restricted stock units, net of shares withheld for taxes	—	541,742	1	2,035	—	—	2,036
Share-based compensation	—	—	—	9,465	—	—	9,465
Net loss	—	—	—	—	(50,527)	—	(50,527)
Balance as of June 30, 2026	$—	95,422,452	$10	$472,149	$(275,074)	$—	$197,085
For the Six Months Ended June 30, 2025

	Redeemable Noncontrolling Interest	Class A Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Shareholders’ Equity
		Shares	Amount
Balance as of December 31, 2024	$11,663	65,297,530	$7	$302,705	$(155,897)	$1,541	$148,356
Issuance of Class A Ordinary Shares in connection with a sale under the ATM, net of $0.2 million of commissions	—	3,000,000	—	5,093	—	—	5,093
Issuance of Pre-Funded Warrants in exchange for Class A Ordinary Shares	—	(6,500,000)	(1)	1	—	—	—
Issuance of Class A Ordinary Shares for share option exercises and restricted stock units, net of shares withheld for taxes	—	266,740	—	56	—	—	56
Share-based compensation	—	—	—	7,376	—	—	7,376
Net loss	—	—	—	—	(33,435)	—	(33,435)
Balance as of June 30, 2025	$11,663	62,064,270	$6	$315,231	$(189,332)	$1,541	$127,446

Zura Bio Limited
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(50,527)	$(33,435)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	9,465	7,376
Deferred income taxes	(2,753)	—
Depreciation and amortization	32	20
Foreign exchange transaction loss	46	67
Loss on disposal of property and equipment	5	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,343)	(249)
Other assets	1,511	—
Accounts payable and accrued expenses	3,740	(872)
Net cash used in operating activities	(39,824)	(27,093)
Cash flows from investing activities
Purchase of property and equipment	(37)	(64)
Net cash used in investing activities	(37)	(64)
Cash flows from financing activities
Proceeds from issuance of Class A Ordinary Shares in connection with February 2026 Equity Offering, net of $8.5 million of underwriters’ fees and discounts	123,371	—
Proceeds from issuance of Pre-Funded Warrants in connection with February 2026 Equity Offering, net of $0.7 million of underwriters’ fees and discounts	11,202	—
Proceeds from issuance of Class A Ordinary Shares in connection with a sale under the ATM, net of $0.2 million of commissions	—	5,093
Payment of employee withholding taxes for restricted stock units withheld	—	(34)
Proceeds from exercise of stock options	1,015	90
Net cash provided by financing activities	135,588	5,149
Net increase (decrease) in cash and cash equivalents	95,727	(22,008)
Cash and cash equivalents, beginning of period	109,407	176,498
Cash and cash equivalents, end of period	$205,134	$154,490

Supplemental Disclosure
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment included in accounts payable and accrued expenses	$23	$12
Restricted stock units withheld to pay employee withholding taxes	$99	$—
Stock option exercise proceeds receivable	$1,120	$—
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

Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the Company’s unaudited condensed consolidated financial statements (the “condensed consolidated financial statements”) may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an emerging growth company. The Company will no longer be an emerging growth company effective December 31, 2026.

Liquidity
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had an accumulated deficit of $275.1 million and $224.5 million as of June 30, 2026 and December 31, 2025, respectively, and a net loss of $26.3 million and $50.5 million for the three and six months ended June 30, 2026, respectively. The Company’s existing sources of liquidity as of June 30, 2026 include $205.1 million in cash and cash equivalents.

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
These condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. As such, the information included herein should be read in conjunction with the Company’s consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025 (the “audited consolidated financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 19, 2026 (the “Annual Report”). In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026 and the results of operations for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.

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

The accounting policies of the Company’s segment are the same as those described within this footnote. The CODM uses net loss, that is reported in the condensed consolidated statements of operations, to assess performance for the Company’s segment and decide how to allocate resources. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The following table represents information provided to the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses:
Wages and benefits	$3,221	$1,794	$5,825	$3,261
Tibulizumab SSc program	4,209	1,430	7,409	4,196
Tibulizumab HS program	4,688	2,000	9,389	3,274
Tibulizumab program general	6,929	2,167	9,858	5,871
Additional product candidates (torudokimab and crebankitug)	176	460	347	751
Unallocated research and development expenses	469	476	1,042	931
General and administrative expenses:
Wages and benefits	1,992	2,792	4,678	5,383
Other general and administrative expenses	3,163	3,198	6,775	6,251
Stock-based compensation	4,457	3,732	9,465	7,376
Other segment items*	(3,000)	(2,056)	(4,261)	(3,859)
Net loss	$26,304	$15,993	$50,527	$33,435
*Other segment items include depreciation and amortization, income tax benefit, interest income, and other income net.

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

In accordance with IAS 20, the Company will recognize the R&D Credits when it has reasonable assurance that the R&D Credits will be received. As the Company has only filed two claims under the tax relief programs as of June 30, 2026, it has determined that reasonable assurance will be met upon cash receipt. The Company received the first claim in May 2025. In April 2025, the Company filed a second claim for an R&D Credit for $1.0 million that was received during the three months ended June 30, 2026 and recorded in other income, net within the Company's condensed consolidated statement of operations.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as of the periods presented because to do so would be anti-dilutive:

	June 30,
	2026	2025
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	18,410,564	14,666,538
Shares issuable upon exercise of Z33 Series Seed Preferred Shares Put Right	—	2,000,000
Shares issuable upon vesting of restricted share units	322,892	639,532
Restricted share awards	124,999	249,997
Total	18,858,455	17,556,067
Income Taxes
Interim income tax provision is calculated in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to the Company's ordinary year to date earnings. In addition, the tax effects of unusual or infrequently occurring items including changes in judgment about valuation allowances and effects of changes in enacted tax laws are recognized discretely in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax benefit may change as new events occur, additional information is obtained, or the tax environment changes.

The benefit for income taxes for the three and six months ended June 30, 2026 was $0.1 million and $0.1 million, respectively, yielding effective tax rates of 0.3% and 0.2%, respectively. The Company did not record a provision for income taxes for the three and six months ended June 30, 2025, as the Company maintained a full valuation allowance against its net deferred tax assets during those periods.

The effective tax rate for the three and six months ended June 30, 2026 differs from the U.S. federal statutory rate of 21% primarily as a result of (i) no income tax benefit recognized on current-year U.S. operating losses, as the Company continues to maintain a full valuation allowance against its U.S. deferred tax assets based on the weight of available objective evidence, and (ii) an income tax benefit of $0.1 million related to the Company's United Kingdom operations, consisting of tax expense on current and prior year U.K. operating income, partially offset by a discrete tax benefit recognized upon the reversal of the Company's valuation allowance against its U.K. deferred tax assets, as the Company concluded during the three months ended June 30, 2026 that those assets became realizable on a more-likely-than-not basis.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. The amendments in ASU 2025-10 are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance can be applied under a modified prospective approach, a modified retrospective approach, or a full retrospective approach. The Company is currently assessing the impact of the adoption of this guidance on its condensed consolidated financial statements and disclosures.

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
The following tables presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and the fair value hierarchy of the valuation techniques utilized:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$195,505	$—	$—	$195,505

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$106,310	$—	$—	$106,310
There were no transfers into or out of Level 1, Level 2, or Level 3 during the six months ended June 30, 2026.
4.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Accrued research and development costs	$5,865	$6,575
Accounts payable	3,283	1,279
Accrued income taxes	2,673	—
Accrued bonus	1,798	3,319
Accrued professional fees	1,400	559
Other accrued expenses	1,299	678
Total accounts payable and accrued expenses	$16,318	$12,410
5.   License Agreements
2023 Lilly License
On April 26, 2023, ZB17 entered into a license agreement with Lilly (the “2023 Lilly License”) for an exclusive license to develop, manufacture and commercialize tibulizumab.

The Company is obligated to make payments to Lilly (a) for 4 development milestone payments up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from tibulizumab; and (b) over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of tibulizumab in a country) for an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing royalty percentage rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years (collectively, the “2023 Lilly Contingent Payments”). As of June 30, 2026, none of the 2023 Lilly Contingent Payments are due and accordingly will not be recorded in the Company’s financial statements until they are due.
2022 Lilly License
On December 8, 2022, the Company’s consolidated subsidiary, Z33, entered into a license agreement with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly) license to develop, manufacture, and commercialize torudokimab.

The Company is obligated to make payments to Lilly for (a) 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound, if any; and (b) an annual earned royalty at a marginal royalty rate in the mid-single to low-double digits, with increasing royalty percentage rates based on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year, if any year (collectively, the “2022 Lilly Contingent Payments”). The Company will account for these contingent milestone payments when they become due. As of June 30, 2026, none of the 2022 Lilly Contingent Payments are due and accordingly will not be recorded in the Company’s financial statements until they are due.
Pfizer Agreement
On March 22, 2022, the Company entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer. Under the Pfizer Agreement, the Company acquired a license for crebankitug.

The Company is obligated to make payments to Pfizer for (a) 11 remaining future development and regulatory milestone payments aggregating up to $69.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”), if any; and (b) an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of net sales of the Company’s Products, if any (collectively, the “Pfizer Contingent Payments”). As of June 30, 2026, none of the Pfizer Contingent Payments are due and accordingly will not be recorded in the Company’s financial statements until they are due.

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
WuXi Biologics License
In July 2023, the Company entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics and its Affiliates (“WuXi Biologics”) for certain of WuXi Biologics’s know-how, cell line, and biological materials to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). If the Company manufactures all of its commercial supplies of bulk drug product for WuXi Biologics Licensed Products with a manufacturer other than WuXi Biologics or its affiliates, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If the Company manufactures part of its commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (a) by the Company upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (b) by WuXi Biologics for a material breach by the Company that remains uncured for 30 days after written notice; or (c) by WuXi Biologics if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure. As of June 30, 2026, there are no payments currently due under the Cell Line License Agreement.

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

In addition, pursuant to the terms of the Athanor Agreement, the Company agreed to pay Athanor an upfront fee in an amount equal to $7.3 million within thirty days of execution of the Athanor Agreement and a one-time milestone payment in the amount of $25.0 million after the occurrence of the earliest of the following events: (a) the Company or ZB17 undergoes a Change of Control (as defined in the Athanor Agreement), (b) the consummation by the Company or ZB17 of a sale of assets resulting in net proceeds in excess of $500.0 million; or (c) First Indication Regulatory Approval (as defined in the Athanor Agreement). In addition, pursuant to the terms of the Athanor Agreement, the Company agreed to pay an amount equal to 2% of Net Sales (as defined in the Athanor Agreement) for the Product (as defined in the Athanor Agreement) to the extent such Net Sales (collectively, the “Net Sales Payments”) are the subject of a royalty payment under the 2023 Lilly License. The upfront fee was paid as of December 31, 2025.

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

During the six months ended June 30, 2026, no Class A Ordinary Shares were sold under the ATM.

As of June 30, 2026, $114.0 million of Class A Ordinary Shares remained available for sale under the Sales Agreement.

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

As of June 30, 2026 and December 31, 2025, there was an aggregate 29,295,396 and 27,495,396 pre-funded warrants outstanding, respectively, each with an exercise price of $0.001.

During each of the six months ended June 30, 2026 and 2025, no Class A Ordinary Shares were issued in connection with the exercise of Pre-Funded Warrants.

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

Ordinary Shares Reserved for Issuance

A summary of shares reserved for issuance as of June 30, 2026 is summarized below:

June 30, 2026
Shares issuable upon exercise of pre-funded warrants to purchase Class A Ordinary Shares	29,295,396
Shares issuable upon exercise and settlement of options to purchase Class A Ordinary Shares	21,216,183
Shares available for grant under 2023 Equity Incentive Plan and ESPP	618,517
Shares issuable upon release of restricted share units	332,892
Total shares reserved for issuance	51,462,988
7.  Share-based Compensation
On March 16, 2023, the Zura Bio Limited 2023 Equity Incentive Plan (the “Equity Incentive Plan”) was approved, became effective on March 19, 2023, and was amended on June 1, 2023 and June 17, 2026. The Equity Incentive Plan allows for the grant of share options, both incentive and nonqualified share options; stock appreciation rights, alone or in conjunction with other awards; restricted shares awards (“RSAs”) and restricted share units (“RSUs”); incentive bonuses, which may be paid in cash, shares, or a combination thereof; and other share-based awards to employees, officers, non-employee directors and other service providers. The Company has granted share options, RSUs and RSAs that generally vest over four years and expire after 10 years.

The Class A Ordinary Shares issuable under the Equity Incentive Plan are subject to an annual increase on January 1st of each calendar year beginning on January 1, 2024, and ending on and including January 1, 2029, in accordance with the Equity Incentive Plan.
On March 16, 2023, the Zura Bio Limited 2023 Employee Stock Purchase Plan (the “ESPP”) was approved and became effective on March 19, 2023. The ESPP enables eligible employees of the Company and designated affiliates to purchase Class A Ordinary Shares at a discount of 15%. As of June 30, 2026, the Company has not activated its ESPP.
The Class A Ordinary Shares reserved for future issuances under the Equity Incentive Plan and the ESPP increased in accordance with the respective plans on January 1, 2026. As of June 30, 2026, a maximum of 20,573,023 Class A Ordinary Shares were authorized for issuance under the Equity Incentive Plan and the ESPP, collectively.

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

The following weighted-average assumptions were used to estimate the fair value of the share options granted during the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Share price	$5.89	$1.19
Expected volatility	102.3%	100.0%
Risk-free rate	4.0%	4.1%
Expected term (in years)	6.0	6.1
Expected dividend yield	0%	0%
The following table summarizes the Company’s share option activity for the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2025	16,463,011	$2.40	8.2	$48,866
Granted	8,676,478	$5.89
Exercised	(716,853)	$2.98
Cancelled	(3,547,753)	$2.77
Options outstanding as of June 30, 2026	20,874,883	$3.77	8.0	$47,532
Options vested and exercisable as of June 30, 2026	8,910,434	$2.22	6.6	$33,128
As of June 30, 2026, there was approximately $40.3 million of total unrecognized share-based compensation expense related to options granted to employees, executives, and directors that is expected to be recognized over a weighted average period of 3.1 years.

Included in options outstanding as of June 30, 2026 and December 31, 2025 in the table above are 3,223,440 options and 2,843,814 options, respectively, to purchase Class A Ordinary Shares issued to certain directors, executives, and employees outside of the Equity Incentive Plan.

The weighted average grant date fair value of options granted during the six months ended June 30, 2026 and 2025 was $4.76 and $0.96, respectively.

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

The following weighted-average assumptions were used at the grant date to determine the fair value of Company’s Market-Based Share Options granted during the six months ended June 30, 2026:

For the Six Months Ended June 30,
2026
Share price	$6.32
Expected volatility	105.0%
Risk-free rate	4.2%
Expected term (in years)	4.9
Expected dividend yield	—%

The expense recognized related to Market-Based Share Options was $0.9 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

Restricted Share Units
The following table summarizes the Company’s RSU activity for the six months ended June 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs outstanding as of December 31, 2025	583,282	$5.99
Vested	(190,390)	$5.53
Forfeited	(60,000)	$6.84
Unvested RSUs outstanding as of June 30, 2026	332,892	$6.09
As of June 30, 2026, there was approximately $1.4 million of total unrecognized share-based compensation expense related to RSUs granted to certain employees, executives, and directors under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 0.9 years.
The expense recognized related to RSUs was $0.2 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively.

Restricted Share Awards

The following table summarizes the Company’s RSA activity for the six months ended June 30, 2026:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested RSAs outstanding as of December 31, 2025	249,997	$8.16
Vested	(124,998)	8.16
Unvested RSAs outstanding as of June 30, 2026	124,999	$8.16
As of June 30, 2026, there was approximately $0.7 million of total unrecognized share-based compensation expense related to RSAs granted to a certain director under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 0.7 years.
The expense recognized related to RSAs was $0.3 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.

Share-based Compensation Expense

Share-based compensation expense for all equity arrangements for the three and six months ended June 30, 2026 and 2025 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,013	$376	$1,582	$894
General and administrative	3,444	3,356	7,883	6,482
Total share-based compensation expense	$4,457	$3,732	$9,465	$7,376
8.   Commitments and Contingencies
Litigation
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
9.   Defined Contribution Plans
The Company maintains a 401(k) defined contribution retirement plan (the “401(k) Plan”) for all of its U.S. employees. For the 401(k) Plan, the Company makes a matching contribution up to a maximum of 6% of an employee’s annual salary. For U.K. employees, the Company contributes up to 6% of an employee’s annual salary to defined contribution retirement pension plans (the “U.K. Defined Contribution Plan” and, together with the 401(k) Plan, the “Defined Contribution Plans”). Contributions made by the Company vest 100% upon contribution. The expense recorded for the Defined Contribution Plans was $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

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

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors” in our 2025 Annual Report, as supplemented by the risks and uncertainties described in “Risk Factors” Item I.A. Risk Factors in Part II of this Quarterly Report, that could cause actual results to differ materially from historical results or anticipated results. You should carefully read the information under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” and “our” refer to Zura Bio Limited, a Cayman Islands exempted company.

Overview
We are a clinical-stage biotech company developing novel and differentiated medicines to meaningfully improve the lives of patients with serious and debilitating autoimmune and inflammatory diseases, including those with significant unmet medical need. These diseases are often chronic and biologically complex, and many patients do not achieve durable disease control with currently available therapies.

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

Our lead product candidate, tibulizumab (ZB-106), is a bispecific dual-antagonist antibody engineered by the fusion of tabalumab with a single-chain variable fragment (scFv) derived from ixekizumab (Taltz®). Tibulizumab is designed to neutralize interleukin-17 and B-cell activating factor, two cytokines implicated in autoimmune and inflammatory diseases.

In May 2025, we initiated TibuSHIELD, a global, randomized, double-blind, placebo-controlled Phase 2 clinical study evaluating tibulizumab in participants with moderate to severe hidradenitis suppurativa (“HS”). Enrollment in TibuSHIELD is complete, exceeding the initial enrollment target with 247 participants. The study is designed to assess the safety, tolerability, and efficacy of tibulizumab in the relevant patient population. The study will evaluate tibulizumab over a 32-week period, which includes a 16-week efficacy assessment period followed by a 16-week optional open-label extension (“OLE”). The primary endpoint of the study is the percent change from baseline in total abscess and nodule (“AN”) count at week 16. Secondary endpoints include the proportion of participants achieving HiSCR50 or HiSCR75, defined as at least a 50% or 75% reduction in AN count without an increase in abscesses or draining fistulas at week 16. Topline results are expected to be available in the fourth quarter of 2026.

In December 2024, we initiated TibuSURE, a global, randomized, double-blind, placebo-controlled Phase 2 clinical study evaluating tibulizumab in participants with early diffuse cutaneous systemic sclerosis. Enrollment in TibuSURE is complete, exceeding the initial enrollment target with 91 participants. The study is designed to assess the safety, tolerability, and efficacy of tibulizumab in the relevant patient population. The study will evaluate tibulizumab over a 52-week period, which includes a 24-week efficacy period followed by a 28-week optional OLE. The primary endpoint is the modified Rodnan Skin Score. Key efficacy endpoints include lung disease, assessed by quantitative high-resolution computed tomography and forced vital capacity; physical function, measured by the Health Assessment Questionnaire-Disability Index; and the revised Combined Response Index in Systemic Sclerosis. Topline results are expected to be available in the first half of 2027.

By year end 2026, we plan to initiate a global, randomized, double-blind, placebo-controlled Phase 2 clinical study evaluating tibulizumab in participants with polymyalgia rheumatica. The study is designed to assess the safety, tolerability, and efficacy of tibulizumab in the relevant patient population. The study design will incorporate recent feedback received from FDA.

In addition, we are evaluating further development and strategic options for tibulizumab and our other clinical‑stage assets.

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

Crebankitug (ZB‑168) is a fully human monoclonal antibody that neutralizes the interleukin‑7 receptor alpha chain, a shared receptor component of the interleukin‑7 and thymic stromal lymphopoietin signaling pathways. Crebankitug has been evaluated in Phase 1 and Phase 1b clinical studies, and we are assessing potential therapeutic indications and future development strategies for this asset.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, and entering into collaboration agreements for conducting manufacturing, clinical trials and other research and development activities. Our lead product candidate is in the clinical testing stage; however, prior to the initiation of TibuSHIELD and TibuSURE in May 2025 and December 2024, respectively, we had not conducted any clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private and public equity financings, having raised aggregate gross proceeds of approximately $421.5 million as of the date hereof.

Since our inception, we have incurred significant operating losses. Our net loss for the three and six months ended June 30, 2026 was $26.3 million and $50.5 million, respectively. As of June 30, 2026, we had an accumulated deficit of $275.1 million. We anticipate that our expenses will increase significantly in connection with our ongoing and future activities, as we:

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

February 2026 Equity Offering

In February 2026, we sold 21,200,000 Class A Ordinary Shares (the “Shares”), par value $0.0001 per share, at a price to the public of $6.25 per share, along with pre-funded warrants (the “Pre-Funded Warrants”) to purchase 1,800,000 Class A Ordinary Shares at a price to the public of $6.249 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less the $0.001 exercise price of each Pre-Funded Warrant (the “February 2026 Equity

Offering”). The net proceeds from the February 2026 Equity Offering were approximately $134.6 million after deducting underwriting discounts and commissions and offering expenses.

2023 Lilly License
On April 26, 2023, our consolidated subsidiary ZB17 LLC entered into a license agreement with Lilly, to develop, manufacture and commercialize tibulizumab.

We are obligated to make payments to Lilly (a) for 4 development milestone payments up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from tibulizumab; (b) over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of tibulizumab in a country) for an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years (collectively, the “2023 Lilly Contingent Payments”). As of June 30, 2026, none of the 2023 Lilly Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due.

2022 Lilly License
On December 8, 2022, our consolidated subsidiary, Z33 Bio Inc. (“Z33”), entered into a license agreement with Lilly to develop, manufacture, and commercialize torudokimab.

We are obligated to make payments to Lilly for (a) 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed molecule; and (b) an annual earned royalty at a marginal royalty rate in the mid-single to low-double digits, with increasing royalty percentage rates based on Net Sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year (collectively, the “2022 Lilly Contingent Payments”). As of June 30, 2026, none of the 2022 Lilly Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due.

Pfizer Agreement
On March 22, 2022, we entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer to develop, manufacture, and commercialize crebankitug.

We are obligated to make payments to Pfizer for (a) 11 remaining future development and regulatory milestone payments aggregating up to $69.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”), if any; and (b) an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of net sales of Products, if any (collectively, the “Pfizer Contingent Payments”). As of June 30, 2026, none of the Pfizer Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due.

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

•per patient clinical trial costs, which may vary based on the number of doses that patients receive and the number of visits for the trials;

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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the periods presented (in thousands):

	For the Three Months Ended June 30,		$	%
	2026	2025	Change	Change
Operating expenses:
Research and development	$20,706	$8,704	$12,002	138%
General and administrative	8,615	9,358	(743)	(8)%
Total operating expenses	29,321	18,062	11,259	62%
Loss from operations	(29,321)	(18,062)	(11,259)	(62)%
Other (income), net:
Interest income	(1,920)	(1,717)	(203)	(12)%
Other income, net	(1,016)	(352)	(664)	189%
Total other (income), net	(2,936)	(2,069)	(867)	(42)%
Loss before income taxes	(26,385)	(15,993)	(10,392)	(65)%
Income tax benefit	(81)	—	(81)	—%
Net loss	$(26,304)	$(15,993)	$(10,311)	(64)%

_________________________________________________
*Percentage change not meaningful
Operating Expenses

Research and development expenses:

The following table summarizes our research and development expenses for the periods presented (in thousands):

	For the Three Months Ended June 30,		$	%
	2026	2025	Change	Change
External expenses:
Direct expenses by program:
Tibulizumab portfolio
Tibulizumab SSc program	$4,209	$1,430	$2,779	194%
Tibulizumab HS program	4,688	2,000	2,688	134%
Tibulizumab program general	6,929	2,167	4,762	220%
Total Tibulizumab portfolio	15,826	5,597	10,229	183%
Additional product candidates (torudokimab and crebankitug)	176	460	(284)	(62)%
Unallocated expenses	469	476	(7)	(1)%
Internal expenses:
Personnel expenses (including share-based compensation)	4,235	2,171	2,064	95%
Total research and development expenses	$20,706	$8,704	$12,002	138%

Research and development expenses increased by $12.0 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to:

•a $4.8 million increase in costs for tibulizumab that was not specific to an indication, primarily driven by increased drug manufacturing costs;

•a $2.7 million and $2.8 million increase in costs as we advance our Phase 2 clinical trials evaluating tibulizumab in adults with HS and SSc, respectively, driven by costs incurred for CRO fees to support the conduct of our clinical trials; and

•a $2.1 million increase in compensation, including share-based compensation, primarily driven by increased personnel in research and development functions.

We anticipate that research and development expenses will continue to increase in the future as we conduct research and development activities.

General and administrative expenses:

General and administrative expenses decreased by $0.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease was primarily due to lower consulting and recruiting fees in the second quarter of 2026 as well as one-time severance costs recognized in the second quarter of 2025.

Other Income, net
Interest income

Interest income increased by $0.2 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This is primarily due to a higher cash balance for the second quarter of 2026 due to the proceeds from the February 2026 Equity Offering.

Other income, net

Other income, net increased by $0.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to the receipt of an R&D Credit during the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the periods presented (in thousands):

	For the Six Months Ended June 30,		$	%
	2026	2025	Change	Change
Operating expenses:
Research and development	$35,452	$19,178	$16,274	85%
General and administrative	19,368	18,138	1,230	7%
Total operating expenses	54,820	37,316	17,504	47%
Loss from operations	(54,820)	(37,316)	(17,504)	(47)%
Other (income), net:
Interest income	(3,239)	(3,534)	295	8%
Other income, net	(973)	(347)	(626)	*%
Total other (income), net	(4,212)	(3,881)	(331)	(9)%
Loss before income taxes	(50,608)	(33,435)	(17,173)	(51)%
Income tax benefit	(81)	—	(81)	—%
Net loss	$(50,527)	$(33,435)	$(17,092)	(51)%
_________________________________________________
*Percentage change not meaningful

Operating Expenses

Research and development expenses:

The following table summarizes our research and development expenses for the periods presented (in thousands):

	For the Six Months Ended June 30,		$	%
	2026	2025	Change	Change
External expenses:
Direct expenses by program:
Tibulizumab portfolio
Tibulizumab SSc program	$7,409	$4,196	$3,213	77%
Tibulizumab HS program	9,389	3,274	6,115	187%
Tibulizumab program general	9,858	5,871	3,987	68%
Total Tibulizumab portfolio	26,656	13,341	13,315	100%
Additional product candidates (torudokimab and crebankitug)	347	751	(404)	(54)%
Unallocated expenses	1,042	931	111	12%
Internal expenses:
Personnel expenses (including share-based compensation)	7,407	4,155	3,252	78%
Total research and development expenses	$35,452	$19,178	$16,274	85%

Research and development expenses increased by $16.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to:

•a $6.1 million and $3.2 million increase in costs as we advance our Phase 2 clinical trials evaluating tibulizumab in adults with HS and SSc, respectively, driven by costs incurred for CRO fees to support the conduct of our clinical trials;

•a $4.0 million increase in costs for tibulizumab that was not specific to an indication, which was also driven by increased personnel; and

•a $3.3 million increase in compensation, including share-based compensation, driven by increased personnel in research and development functions.

We anticipate that research and development expenses will continue to increase in the future as we conduct research and development activities.

General and administrative expenses:

General and administrative expenses increased by $1.2 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily due to an increase in compensation expenses, including share-based compensation, for personnel in executive and administrative functions and our board of directors, and an increase in professional fees to support our growing organization as we advance our Phase 2 clinical trials evaluating tibulizumab in SSc and HS.

Other Income, net
Interest income

Interest income decreased by $0.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This is primarily due to lower interest rates, as well as a lower cash balance for the majority of the first quarter of 2026, as the proceeds from the February 2026 Equity Offering were not received until the end of February.

Other income, net

Other income, net increased by $0.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to the receipt of an R&D Credit during the six months ended June 30, 2026.

Liquidity and Capital Resources
Overview
Since our inception, we have not reached successful commercialization of our product candidates or generated any revenue and we expect to continue to incur significant operating losses for the foreseeable future. We will require ongoing financing in order to continue our research and development activities and may never become profitable. As of June 30, 2026, we had cash and cash equivalents of $205.1 million. We have funded our operations primarily through private and public equity financings, having raised aggregate gross proceeds of approximately $421.5 million as of the date hereof.

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

We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue research and development, and seek marketing approval for our product candidates, as well as administrative costs associated with supporting our operations. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

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

Based on our current business plans, we believe that our existing cash and cash equivalents should be sufficient to fund our operating expenses and capital requirements through at least the end of 2028. Our estimate as to how long we expect our existing cash and cash equivalents to be able to fund our operating expenses and capital requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which are beyond our control, could result in less cash available to us or cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

•the number of and development requirements for product candidates that we may pursue;
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
Cash Flows

	For the Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(39,824)	$(27,093)
Net cash used in investing activities	(37)	(64)
Net cash provided by financing activities	135,588	5,149
Net increase (decrease) in cash and cash equivalents	$95,727	$(22,008)
Cash flows from operating activities
Net cash used in operating activities increased by $12.7 million to $39.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This was primarily due to an increase in our net loss of $17.1 million, which is driven by an increase in our operating costs.

Cash flows from investing activities
Net cash used in investing activities for each of the six months ended June 30, 2026 and 2025 was de minimis.

Cash flows from financing activities
Net cash provided by financing activities for the six months ended June 30, 2026 was $135.6 million, which related primarily to net proceeds from the February 2026 Equity Offering, after underwriters’ fees and discounts. Cash provided by financing activities for the six months ended June 30, 2025 was $5.1 million, which primarily related to net proceeds, after placement agent commissions, from the sale of Class A Ordinary Shares under our ATM.

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
WuXi Biologics License
In July 2023, we entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics and its Affiliates (“WuXi Biologics”) for certain of WuXi Biologics’ know-how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). If we manufacture all of our commercial supplies of bulk drug product for WuXi Biologics Licensed Products with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If we manufacture part of our commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by us upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by us that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if we fail to make a payment and such failure continues for 30 days after receiving notice of such failure. As of June 30, 2026, there are no payments currently due under the Cell Line License Agreement.
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
There have been no material changes to our critical accounting policies and estimates since December 31, 2025. For a description of our critical accounting policies that affect our significant judgments and estimates used in preparation of our unaudited condensed consolidated financial statements, refer to Item 7 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the 2025 Annual Report.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report for a description of recent accounting pronouncements applicable to our financial statements.
Emerging Growth Company and Smaller Reporting Company Status
In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We remain an emerging growth company and may elect to extend the transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards.
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
We are also a “smaller reporting company” as defined under the Securities Act and Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a smaller reporting company so long as either (i) the market value of Class A Ordinary Shares held by non-affiliates is less than $250.0 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of Class A Ordinary Shares held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company under the requirements of (ii) above, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information otherwise required by this Item 3.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Principal Financial and Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements

During the six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

3.1	Second Amended and Restated Memorandum of Association of Zura Bio Limited (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 24, 2023).
4.1	Specimen Warrant Certificate of Zura (incorporated by reference to Exhibit 4.6 of JATT’s Form S-4 (File No. 333-267005) filed with the SEC on August 19, 2022).
4.2	Form of Pre-Funded Warrant to Purchase Ordinary Shares (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023).
4.3	Form of Pre-Funded Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 23, 2024).
4.4	Form of Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 21, 2024).
4.5	Form of Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 17, 2025).
4.6	Form of Pre-Funded Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 26, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________________________________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURA BIO LIMITED
Date: August 11, 2026	By:	/s/ Sandeep Kulkarni
	Name:	Sandeep Kulkarni
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: August 11, 2026	By:	/s/ Marlyn Mathew
	Name:	Marlyn Mathew
	Title:	Vice President, Finance and Accounting
(Principal Financial Officer and Principal Accounting Officer)