Form 10-Q
period 2026-09-30
Zura Bio Ltd
filed 2026-10-27
CIK 1855644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2026, the registrant had 96,325,411 Class A Ordinary Shares outstanding.

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
Additional discussion of the risks, uncertainties and other factors described above, as well as other risks material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 19, 2026 (the “2025 Annual Report”). We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other transactions we may execute.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Zura Bio Limited
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$187,652	$109,407
Prepaid expenses and other current assets	3,940	2,903
Total current assets	191,592	112,310
Property and equipment, net	153	126
Other assets	2,884	1,512
Total assets	$194,629	$113,948

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$16,969	$12,410
Total current liabilities	16,969	12,410
Total liabilities	16,969	12,410

Commitments and contingencies (Note 8)

Shareholders’ Equity
Class A Ordinary Shares, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 96,306,411 and 73,680,710 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	10	7
Additional paid-in capital	478,549	326,078
Accumulated deficit	(300,899)	(224,547)
Total shareholders’ equity	177,660	101,538
Total liabilities and shareholders’ equity	$194,629	$113,948
See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$19,491	$11,948	$54,943	$31,126
General and administrative	9,282	7,571	28,650	25,709
Total operating expenses	28,773	19,519	83,593	56,835
Loss from operations	(28,773)	(19,519)	(83,593)	(56,835)
Other (income), net
Interest income	(1,759)	(1,526)	(4,998)	(5,060)
Other expense (income), net	32	47	(941)	(300)
Total other (income), net	(1,727)	(1,479)	(5,939)	(5,360)
Loss before income taxes	(27,046)	(18,040)	(77,654)	(51,475)
Income tax benefit	(1,221)	—	(1,302)	—
Net loss	$(25,825)	$(18,040)	$(76,352)	$(51,475)
Accretion of redeemable noncontrolling interest to redemption value	—	(2,828)	—	(2,828)
Adjustment of redeemable noncontrolling interest	—	831	—	831
Net loss attributable to Class A Ordinary Shareholders of Zura	$(25,825)	$(20,037)	$(76,352)	$(53,472)
Net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	$(0.20)	$(0.21)	$(0.62)	$(0.57)
Weighted-average Class A Ordinary Shares used in computing net loss per share attributable to Class A Ordinary Shareholders of Zura, basic and diluted	127,712,533	94,564,632	122,303,170	93,941,675
See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited
Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Equity
(Unaudited)
(In thousands, except share data)
For the Three Months Ended September 30, 2026

	Redeemable Noncontrolling Interest	Class A Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Shareholders’ Equity
		Shares	Amount
Balance as of June 30, 2026	$—	95,422,452	$10	$472,149	$(275,074)	$—	$197,085
Issuance of Class A Ordinary Shares for share option exercises and restricted share units, net of shares withheld for taxes	—	883,959	—	1,084	—	—	1,084
Share-based compensation	—	—	—	5,316	—	—	5,316
Net loss	—	—	—	—	(25,825)	—	(25,825)
Balance as of September 30, 2026	$—	96,306,411	$10	$478,549	$(300,899)	$—	$177,660
For the Three Months Ended September 30, 2025

	Redeemable Noncontrolling Interest	Class A Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Shareholders’ Equity
		Shares	Amount
Balance as of June 30, 2025	$11,663	62,064,270	$6	$315,231	$(189,332)	$1,541	$127,446
Issuance of Class A Ordinary Shares upon exercise of Pre-Funded Warrants	—	2,888,952	1	2	—	—	3
Issuance of Class A Ordinary Shares for restricted share units, net of shares withheld for taxes	—	64,836	—	(7)	—	—	(7)
Partial extinguishment of redeemable noncontrolling interest	(5,831)	—	—	831	—	—	831
Accretion of redeemable noncontrolling interest to redemption value	2,828	—	—	(2,828)	—	—	(2,828)
Share-based compensation	—	—	—	2,379	—	—	2,379
Net loss	—	—	—	—	(18,040)	—	(18,040)
Balance as of September 30, 2025	$8,660	65,018,058	$7	$315,608	$(207,372)	$1,541	$109,784
See accompanying notes to unaudited condensed consolidated financial statements.

Zura Bio Limited
Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Equity
(Unaudited)
(In thousands, except share data)
For the Nine Months Ended September 30, 2026

	Redeemable Noncontrolling Interest	Class A Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Shareholders’ Equity
		Shares	Amount
Balance as of December 31, 2025	$—	73,680,710	$7	$326,078	$(224,547)	$—	$101,538
Issuance of Class A Ordinary Shares in connection with the February 2026 Equity Offering, net of $8.5 million of underwriters’ fees and discounts and transaction costs	—	21,200,000	2	124,044	—	—	124,046
Issuance of Pre-Funded Warrants in connection with the February 2026 Equity Offering, net of $0.7 million of underwriters’ fees and discounts and transaction costs	—	—	—	10,527	—	—	10,527
Issuance of Class A Ordinary Shares for share option exercises and restricted share units, net of shares withheld for taxes	—	1,425,701	1	3,119	—	—	3,120
Share-based compensation	—	—	—	14,781	—	—	14,781
Net loss	—	—	—	—	(76,352)	—	(76,352)
Balance as of September 30, 2026	$—	96,306,411	$10	$478,549	$(300,899)	$—	$177,660

For the Nine Months Ended September 30, 2025

	Redeemable Noncontrolling Interest	Class A Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Shareholders’ Equity
		Shares	Amount
Balance as of December 31, 2024	$11,663	65,297,530	$7	$302,705	$(155,897)	$1,541	$148,356
Issuance of Class A Ordinary Shares in connection with a sale under the ATM, net of $0.2 million of commissions	—	3,000,000	—	5,093	—	—	5,093
Issuance of Pre-Funded Warrants in exchange for Class A Ordinary Shares	—	(6,500,000)	(1)	1	—	—	—
Issuance of Class A Ordinary Shares upon exercise of Pre-Funded Warrants	—	2,888,952	1	2	—	—	3
Issuance of Class A Ordinary Shares for share option exercises and restricted share units, net of shares withheld for taxes	—	331,576	—	49	—	—	49
Partial extinguishment of redeemable noncontrolling interest	(5,831)	—	—	831	—	—	831
Accretion of redeemable noncontrolling interest to redemption value	2,828	—	—	(2,828)	—	—	(2,828)
Share-based compensation	—	—	—	9,755	—	—	9,755
Net loss	—	—	—	—	(51,475)	—	(51,475)
Balance as of September 30, 2025	$8,660	65,018,058	$7	$315,608	$(207,372)	$1,541	$109,784

Zura Bio Limited
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(76,352)	$(51,475)
Adjustments to reconcile net loss before redeemable noncontrolling interest to net cash used in operating activities
Share-based compensation expense	14,781	9,755
Deferred income taxes	(2,582)	—
Depreciation and amortization	52	34
Foreign exchange transaction loss	55	73
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(984)	(1,029)
Other assets	1,210	(814)
Accounts payable and accrued expenses	4,492	919
Net cash used in operating activities	(59,322)	(42,537)
Cash flows from investing activities
Purchase of property and equipment	(73)	(96)
Net cash used in investing activities	(73)	(96)
Cash flows from financing activities
Proceeds from issuance of Class A Ordinary Shares in connection with February 2026 Equity Offering, net of $8.5 million of underwriters’ fees and discounts	124,046	—
Proceeds from issuance of Pre-Funded Warrants in connection with February 2026 Equity Offering, net of $0.7 million of underwriters’ fees and discounts	10,527	—
Proceeds from issuance of Class A Ordinary Shares in connection with a sale under the ATM, net of $0.2 million of commissions	—	5,093
Payment of employee withholding taxes for restricted share units withheld	(131)	(34)
Proceeds from exercise of share options	3,198	90
Proceeds from exercise of Pre-Funded Warrants	—	3
Net cash provided by financing activities	137,640	5,152
Net increase (decrease) in cash and cash equivalents	78,245	(37,481)
Cash and cash equivalents, beginning of period	109,407	176,498
Cash and cash equivalents, end of period	$187,652	$139,017

Supplemental Disclosure
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment included in accounts payable and accrued expenses	$12	$3
Restricted share units withheld to pay employee withholding taxes	$—	$7
Share option exercise proceeds receivable	$53	$—
Partial extinguishment of redeemable noncontrolling interest	$—	$5,831
Accretion of redeemable noncontrolling interest to redemption value	$—	$2,828
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

Liquidity
The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had an accumulated deficit of $300.9 million as of September 30, 2026 and a net loss of $25.8 million and $76.4 million for the three and nine months ended September 30, 2026, respectively. The Company’s existing sources of liquidity as of September 30, 2026 include $187.7 million in cash and cash equivalents.

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
These condensed consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. As such, the information included herein should be read in conjunction with the Company’s consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025 (the “audited consolidated financial statements”) that were included in the Company’s 2025 Annual Report. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026 and the results of operations for the three and nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.

Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the audited consolidated financial statements in the Company’s 2025 Annual Report.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses:
Wages and benefits	$3,558	$1,940	$9,383	$5,200
Tibulizumab SSc program	2,741	3,054	10,149	7,251
Tibulizumab HS program	3,913	2,657	13,302	5,931
Tibulizumab PMR program	2,161	—	2,665	—
Tibulizumab program general	5,025	2,726	14,379	8,597
Additional product candidates (torudokimab and crebankitug)	265	481	615	1,231
Unallocated research and development expenses	596	521	1,636	1,454
General and administrative expenses:
Wages and benefits	2,257	2,450	6,936	7,832
Other general and administrative expenses	2,921	3,299	9,694	9,550
Share-based compensation	5,316	2,379	14,781	9,755
Other segment items*	(2,928)	(1,467)	(7,188)	(5,326)
Net loss	$25,825	$18,040	$76,352	$51,475
*Other segment items include depreciation and amortization, income tax benefit, interest income, and other income, net.

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

Although the incentive credits are administered through the local tax authority, the Company has accounted for the incentives outside of the scope of FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes, since the incentives are not linked to the Company’s taxable income and can be realized regardless of whether the Company has generated taxable income in the respective jurisdictions. The Company accounts for these incentive credits as a government grant which analogizes with International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance.

In accordance with IAS 20, the Company will recognize the R&D Credits when it has reasonable assurance that the R&D Credits will be received. As the Company has only filed two claims under the tax relief programs as of September 30, 2026, it has determined that reasonable assurance will be met upon cash receipt. The Company received the first claim in May 2025. In April 2025, the Company filed a second claim for an R&D Credit for $1.0 million that was received during the nine months ended September 30, 2026 and recorded in other income, net within the Company’s condensed consolidated statements of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of the Company’s Class A ordinary shares (“Class A Ordinary Shares”) and pre-funded warrants outstanding during the period. The pre-funded warrants are included in the computation of basic and diluted net loss per ordinary share as the exercise price is negligible and the pre-funded warrants are fully vested and exercisable. Basic and diluted net loss per share were the same for each period presented as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive due to the Company’s net loss.

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as of the periods presented because to do so would be anti-dilutive:

	September 30,
	2026	2025
Shares issuable upon exercise of options to purchase Class A Ordinary Shares	18,508,116	14,480,663
Shares issuable upon exercise of Z33 Series Seed Preferred Shares Put Right	—	2,000,000
Shares issuable upon vesting of restricted share units	256,642	573,282
Restricted share awards	124,999	249,997
Total	18,889,757	17,303,942
Income Taxes
Interim income tax provision is calculated in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to the Company’s ordinary year to date earnings. In addition, the tax effects of unusual or infrequently occurring items including changes in judgment about valuation allowances and effects of changes in enacted tax laws are recognized discretely in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax benefit may change as new events occur, additional information is obtained, or the tax environment changes.

The benefit for income taxes for the three and nine months ended September 30, 2026 was $1.2 million and $1.3 million, respectively, yielding effective tax rates of 4.5% and 1.7%, respectively. The Company did not record a provision for income taxes for the three and nine months ended September 30, 2025, as the Company maintained a full valuation allowance against its net deferred tax assets during those periods.

The effective tax rate for the three and nine months ended September 30, 2026 differs from the U.S. federal statutory rate of 21% primarily as a result of (i) no income tax benefit recognized on current-year U.S. operating losses, as the Company continues to maintain a full valuation allowance against its U.S. deferred tax assets based on the weight of available objective evidence, and (ii) an income tax benefit of $1.2 million and $1.3 million, respectively, related to the Company’s United Kingdom operations, consisting of tax expense on current U.K. operating income, partially offset by a discrete tax benefit related to the reversal of the Company’s valuation allowance against its U.K. deferred tax assets, as the Company concluded during the second quarter of 2026 that those assets became realizable on a more-likely-than-not basis.

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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and the fair value hierarchy of the valuation techniques utilized:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$182,164	$—	$—	$182,164

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$106,310	$—	$—	$106,310
There were no transfers into or out of Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2026.
4.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses is comprised of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Accrued research and development costs	$10,016	$6,575
Accounts payable	758	1,279
Accrued income taxes	1,281	—
Accrued bonus	2,815	3,319
Accrued professional fees	655	559
Other accrued expenses	1,444	678
Total accounts payable and accrued expenses	$16,969	$12,410
5.   License Agreements
2023 Lilly License
On April 26, 2023, ZB17 entered into a license agreement (the “2023 Lilly License”) with Eli Lilly and Company ("Lilly") for an exclusive license to develop, manufacture and commercialize tibulizumab.

The Company is obligated to make payments to Lilly (a) for 4 development milestone payments up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from tibulizumab; and (b) over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of tibulizumab in a country) for an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing royalty percentage rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years (collectively, the “2023 Lilly Contingent Payments”). As of September 30, 2026, none of the 2023 Lilly Contingent Payments are due and accordingly will not be recorded in the Company’s financial statements until they are due.
2022 Lilly License
On December 8, 2022, the Company’s consolidated subsidiary, Z33, entered into a license agreement with Lilly pursuant to which Lilly granted Z33 an exclusive (even as to Lilly) license to develop, manufacture, and commercialize torudokimab.

The Company is obligated to make payments to Lilly for (a) 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound, if any; and (b) an annual earned royalty at a marginal royalty rate in the mid-single to low-double digits, with increasing royalty percentage rates based on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year (collectively, the “2022 Lilly Contingent Payments”). The Company will account for these contingent milestone payments when they become due. As of September 30, 2026, none of the 2022 Lilly Contingent Payments are due and accordingly will not be recorded in the Company’s financial statements until they are due.
Pfizer Agreement
On March 22, 2022, the Company entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement (collectively, the “Pfizer Agreement”) with Pfizer. Under the Pfizer Agreement, the Company acquired a license for crebankitug.

The Company is obligated to make payments to Pfizer for (a) 11 remaining future development and regulatory milestone payments aggregating up to $69.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”), if any; and (b) an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of net sales of the Company’s Products, if any (collectively, the “Pfizer Contingent Payments”). As of September 30, 2026, none of the Pfizer Contingent Payments are due and accordingly will not be recorded in the Company’s financial statements until they are due.

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
WuXi Biologics License
In July 2023, the Company entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics and its Affiliates (“WuXi Biologics”) for certain of WuXi Biologics’s know-how, cell line, and biological materials to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). If the Company manufactures all of its commercial supplies of bulk drug product for WuXi Biologics Licensed Products with a manufacturer other than WuXi Biologics or its affiliates, the Company is required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If the Company manufactures part of its commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (a) by the Company upon three months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (b) by WuXi Biologics for a material breach by the Company that remains uncured for 30 days after written notice; or (c) by WuXi Biologics if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure. As of September 30, 2026, there are no payments currently due under the Cell Line License Agreement.

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
Shelf Registration and ATM Program
The Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which was declared effective on September 17, 2024. Pursuant to the Shelf Registration Statement, the Company may offer and sell ordinary shares, preference shares, debt securities, warrants and/or units having an aggregate public offering price of up to $300.0 million. In connection with the filing of the Shelf Registration Statement, the Company also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC, relating to the sale of the Company’s Class A Ordinary Shares having an aggregate gross sales price of up to $125.0 million, from time to time through Leerink Partners LLC, acting as sales agent (the “ATM”).

During the nine months ended September 30, 2026, no Class A Ordinary Shares were sold under the ATM.

As of September 30, 2026, $114.0 million of Class A Ordinary Shares remained available for sale under the ATM.

February 2026 Equity Offering

In February 2026, the Company entered into an underwriting agreement with Leerink Partners LLC, Piper Sandler & Co. and Cantor Fitzgerald & Co., as representatives of the several underwriters listed therein, pursuant to which the Company issued and sold 21,200,000 Class A Ordinary Shares, par value $0.0001 per share, at a price to the public of $6.25 per share, which included 3,000,000 additional Class A Ordinary Shares sold upon exercise in full by the underwriters of their option to purchase additional Class A Ordinary Shares in the offering, along with pre-funded warrants to purchase 1,800,000 Class A Ordinary Shares at a price to the public of $6.249 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less the $0.001 exercise price of each Pre-Funded Warrant (the “February 2026 Equity Offering”). The net proceeds from the February 2026 Equity Offering were approximately $134.6 million after deducting underwriting discounts and commissions and offering expenses.

Pre-Funded Warrants

In connection with the February 2026 Equity Offering, the Company sold to accredited investors pre-funded warrants to purchase up to 1,800,000 Class A Ordinary Shares at a price of $6.249 per pre-funded warrant for an aggregate purchase price of approximately $11.2 million.

As of September 30, 2026 and December 31, 2025, there were an aggregate 29,295,396 and 27,495,396 pre-funded warrants outstanding, respectively, each with an exercise price of $0.001.

During the nine months ended September 30, 2026, no Class A Ordinary Shares were issued in connection with the exercise of Pre-Funded Warrants.

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

Ordinary Shares Reserved for Issuance

A summary of shares reserved for issuance as of September 30, 2026 is summarized below:

September 30, 2026
Shares issuable upon exercise of pre-funded warrants to purchase Class A Ordinary Shares	29,295,396
Shares issuable upon exercise and settlement of options to purchase Class A Ordinary Shares	21,037,518
Shares available for grant under 2023 Equity Incentive Plan and ESPP	571,473
Shares issuable upon release of restricted share units	261,642
Total shares reserved for issuance	51,166,029
7.  Share-based Compensation
On March 16, 2023, the Zura Bio Limited 2023 Equity Incentive Plan (the “Equity Incentive Plan”) was approved, became effective on March 19, 2023, and was amended on June 1, 2023 and June 17, 2026. The Equity Incentive Plan allows for the grant of share options, both incentive and nonqualified share options; share appreciation rights, alone or in conjunction with other awards; restricted shares awards (“RSAs”) and restricted share units (“RSUs”); incentive bonuses, which may be paid in cash, shares, or a combination thereof; and other share-based awards to employees, officers, non-employee directors and other service providers. The Company has granted share options, RSUs and RSAs that generally vest over four years and expire after 10 years.

The Class A Ordinary Shares issuable under the Equity Incentive Plan are subject to an annual increase on January 1st of each calendar year beginning on January 1, 2024, and ending on and including January 1, 2029, in accordance with the Equity Incentive Plan.
On March 16, 2023, the Zura Bio Limited 2023 Employee Share Purchase Plan (the “ESPP”) was approved and became effective on March 19, 2023. The ESPP enables eligible employees of the Company and designated affiliates to purchase Class A Ordinary Shares at a discount of 15%. As of September 30, 2026, no offering periods had commenced and no shares had been issued under the ESPP.
The Class A Ordinary Shares reserved for future issuances under the Equity Incentive Plan and the ESPP increased in accordance with the respective plans on January 1, 2026. As of September 30, 2026, a maximum of 20,573,023 Class A Ordinary Shares were authorized for issuance under the Equity Incentive Plan and the ESPP, collectively.

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

The following weighted-average assumptions were used to estimate the fair value of the share options granted during the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
Share price	$5.86	$1.20
Expected volatility	101.9%	100.3%
Risk-free rate	4.1%	4.1%
Expected term (in years)	6.1	6.1
Expected dividend yield	0%	0%
The following table summarizes the Company’s share option activity for the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2025	16,463,011	$2.40	8.2	$48,866
Granted	9,263,478	$5.88
Exercised	(1,245,127)	$2.61
Cancelled	(3,494,844)	$2.84
Options outstanding as of September 30, 2026	20,986,518	$3.85	8.1	$25,680
Options vested and exercisable as of September 30, 2026	8,950,324	$2.29	6.8	$19,206
As of September 30, 2026, there was approximately $38.6 million of total unrecognized share-based compensation expense related to options granted to employees, executives, and directors that is expected to be recognized over a weighted average period of 2.86 years.

Included in options outstanding as of September 30, 2026 and December 31, 2025 in the table above are 3,810,440 options and 2,843,814 options, respectively, to purchase Class A Ordinary Shares issued to certain directors, executives, and employees outside of the Equity Incentive Plan.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $4.78 and $0.97, respectively.

Market-Based Share Options

On January 21, 2026, the Company granted 505,881 options to purchase Class A Ordinary Shares (the “CEO Option Award”) to the Chief Executive Officer. The CEO Option Award will vest in full on the first date upon which both of the following goals are achieved, subject to the CEO’s continued service through such date: (a) the Company’s completion of an equity raise above a specified amount prior to a specified date, which condition was satisfied by the completion of the February 2026 Equity Offering, and (b) the volume-weighted average price of a Class A ordinary share of the Company equals or exceeds a specified price over a period of 30 consecutive trading days, prior to December 31, 2030. These awards have an exercise price of $6.32 and become exercisable when vested and both conditions are satisfied. These awards expire 10 years from the date of grant. The grant date fair value of these Market-Based Share Options was $4.42 per option, estimated using a Monte Carlo simulation model.

The following weighted-average assumptions were used at the grant date to determine the fair value of Company’s market-based share options granted during the nine months ended September 30, 2026:

For the Nine Months Ended September 30,
2026
Share price	$6.32
Expected volatility	105.0%
Risk-free rate	4.2%
Expected term (in years)	4.9
Expected dividend yield	—%

The expense recognized related to market-based share options was $0.6 million and $0.0 million for the three months ended September 30, 2026 and 2025, respectively, and $2.2 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Restricted Share Units
The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested RSUs outstanding as of December 31, 2025	583,282	$5.99
Vested	(261,640)	$5.89
Forfeited	(60,000)	$6.84
Unvested RSUs outstanding as of September 30, 2026	261,642	$5.89
As of September 30, 2026, there was approximately $1.0 million of total unrecognized share-based compensation expense related to RSUs granted to certain employees, executives, and directors under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 0.7 years.
The expense recognized related to RSUs was $0.4 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $1.0 million and $1.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Restricted Share Awards

The following table summarizes the Company’s RSA activity for the nine months ended September 30, 2026:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested RSAs outstanding as of December 31, 2025	249,997	$8.16
Vested	(124,998)	8.16
Unvested RSAs outstanding as of September 30, 2026	124,999	$8.16
As of September 30, 2026, there was approximately $0.5 million of total unrecognized share-based compensation expense related to RSAs granted to a certain director under the Company’s Equity Incentive Plan that is expected to be recognized over a weighted average period of 0.5 years.
The expense recognized related to RSAs was $0.3 million for each of the three months ended September 30, 2026 and 2025, respectively, and $0.8 million for each of the nine months ended September 30, 2026 and 2025, respectively.

Share-based Compensation Expense

Share-based compensation expense for all equity arrangements for the three and nine months ended September 30, 2026 and 2025 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,232	$569	$2,814	$1,463
General and administrative	4,084	1,810	11,967	8,292
Total share-based compensation expense	$5,316	$2,379	$14,781	$9,755
8.   Commitments and Contingencies
Litigation
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
9.   Defined Contribution Plans
The Company maintains a 401(k) defined contribution retirement plan (the “401(k) Plan”) for all of its U.S. employees. For the 401(k) Plan, the Company makes a matching contribution up to a maximum of 6% of an employee’s annual salary. For U.K. employees, the Company contributes up to 6% of an employee’s annual salary to defined contribution retirement pension plans (the “U.K. Defined Contribution Plan” and, together with the 401(k) Plan, the “Defined Contribution Plans”). Contributions made by the Company vest 100% upon contribution. The expense recorded for the Defined Contribution Plans was $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively.

10.   Subsequent Events
On October 1, 2026, the Company commenced its first offering under the ESPP. The initial offering began October 1, 2026, ends on July 31, 2028, unless terminated earlier, and consists of four purchase periods. The purchase periods end on the last trading day of January and July of each year.

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

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors” in our 2025 Annual Report, as supplemented by the risks and uncertainties described in “Risk Factors” Item 1.A. Risk Factors in Part II of this Quarterly Report, that could cause actual results to differ materially from historical results or anticipated results. You should carefully read the information under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” and “our” refer to Zura Bio Limited, a Cayman Islands exempted company.

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

In May 2025, we initiated TibuSHIELD, a global, randomized, double-blind, placebo-controlled Phase 2 clinical study evaluating tibulizumab in participants with moderate to severe hidradenitis suppurativa (“HS”). Enrollment in TibuSHIELD is complete, exceeding the initial enrollment target with 247 participants. The study is designed to assess the safety, tolerability, and efficacy of tibulizumab in the relevant patient population. The study will evaluate tibulizumab over a 32-week period, which includes a 16-week placebo-controlled efficacy assessment period followed by a 16-week optional open-label extension (“OLE”). The primary endpoint of the study is the percent change from baseline in total abscess and inflammatory nodule (“AN”) count at week 16. Secondary endpoints include the proportion of participants achieving HiSCR50 or HiSCR75, defined as at least a 50% or 75% reduction in AN count without an increase in abscesses or draining fistulas at week 16. Topline results are expected to be available in the fourth quarter of 2026.

In December 2024, we initiated TibuSURE, a global, randomized, double-blind, placebo-controlled Phase 2 clinical study evaluating tibulizumab in participants with early diffuse cutaneous systemic sclerosis (“SSc”). Enrollment in TibuSURE is complete, exceeding the initial enrollment target with 91 participants. The study is designed to assess the safety, tolerability, and efficacy of tibulizumab in the relevant patient population. The study will evaluate tibulizumab over a 52-week period, which includes a 24-week placebo-controlled efficacy period followed by a 28-week optional OLE. The primary endpoint is change from baseline in the modified Rodnan Skin Score. Key efficacy endpoints include lung involvement, assessed by quantitative high-resolution computed tomography and forced vital capacity; physical function, measured by the Health Assessment Questionnaire-Disability Index; and the revised Combined Response Index in Systemic Sclerosis. Topline results are expected to be available in the first half of 2027.

An Investigational New Drug (“IND”) application for a global, randomized, double-blind, placebo-controlled Phase 2 clinical study evaluating tibulizumab in participants with polymyalgia rheumatica (“PMR”) was cleared by the FDA, supporting the study initiation planned for year end 2026. The study is designed to assess the safety, tolerability and efficacy of tibulizumab in the relevant patient population.

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

Since our inception, we have incurred significant operating losses. Our net loss for the three and nine months ended September 30, 2026 was $25.8 million and $76.4 million, respectively. As of September 30, 2026, we had an accumulated deficit of $300.9 million. We anticipate that our expenses will increase significantly in connection with our ongoing and future activities, as we:

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

2023 Lilly License
On April 26, 2023, our consolidated subsidiary ZB17 entered into a license agreement with Eli Lilly and Company ("Lilly"), to develop, manufacture and commercialize tibulizumab.

We are obligated to make payments to Lilly (a) for 4 development milestone payments up to an aggregate of $155.0 million, and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from tibulizumab; and (b) over a multi-year period (twelve years, or upon the later expiration of regulatory exclusivity of tibulizumab in a country) for an annual earned royalty at a marginal royalty rate in the mid-single digits to low-double digits, with increasing rates depending on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of years (collectively, the “2023 Lilly Contingent Payments”). As of September 30, 2026, none of the 2023 Lilly Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due.

2022 Lilly License
On December 8, 2022, our consolidated subsidiary, Z33, entered into a license agreement with Lilly to develop, manufacture, and commercialize torudokimab.

We are obligated to make payments to Lilly for (a) 10 commercial, development and regulatory milestone payments up to an aggregate of $155.0 million and sales milestone payments up to an aggregate of $440.0 million based on respective thresholds of net sales of products developed from the licensed compound; and (b) an annual earned royalty at a marginal royalty rate in the mid-single to low-double digits, with increasing royalty percentage rates based on net sales in the respective calendar year, based on a percentage of sales within varying thresholds for a certain period of the year (collectively, the “2022 Lilly Contingent Payments”). As of September 30, 2026, none of the 2022 Lilly Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due.

Pfizer Agreement
On March 22, 2022, we entered into a license agreement and a Series A-1 Subscription and Shareholder’s Agreement with Pfizer to develop, manufacture, and commercialize crebankitug.

We are obligated to make payments to Pfizer for (a) 11 remaining future development and regulatory milestone payments aggregating up to $69.0 million and sales milestone payments up to an aggregate of $525.0 million based on respective thresholds of net sales of products (developed from the licensed compound) (the “Products”), if any; and (b) an annual earned royalty at a marginal royalty rate in the mid-single digits to low double digits (less than 20%), based on thresholds of net sales of Products, if any (collectively, the “Pfizer Contingent Payments”). As of September 30, 2026, none of the Pfizer Contingent Payments are due and accordingly will not be recorded in our financial statements until they are due.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods presented (in thousands):

	For the Three Months Ended September 30,		$	%
	2026	2025	Change	Change
Operating expenses:
Research and development	$19,491	$11,948	$7,543	63%
General and administrative	9,282	7,571	1,711	23%
Total operating expenses	28,773	19,519	9,254	47%
Loss from operations	(28,773)	(19,519)	(9,254)	(47)%
Other (income), net:
Interest income	(1,759)	(1,526)	(233)	(15)%
Other expense, net	32	47	(15)	(32)%
Total other (income), net	(1,727)	(1,479)	(248)	(17)%
Loss before income taxes	(27,046)	(18,040)	(9,006)	(50)%
Income tax benefit	(1,221)	—	(1,221)	—%
Net loss	$(25,825)	$(18,040)	$(7,785)	(43)%

_________________________________________________
*Percentage change not meaningful
Operating Expenses

Research and development expenses:

The following table summarizes our research and development expenses for the periods presented (in thousands):

	For the Three Months Ended September 30,		$	%
	2026	2025	Change	Change
External expenses:
Direct expenses by program:
Tibulizumab portfolio
Tibulizumab SSc program	$2,741	$3,054	$(313)	(10)%
Tibulizumab HS program	3,913	2,657	1,256	47%
Tibulizumab PMR program	2,161	—	2,161	*%
Tibulizumab program general	5,025	2,726	2,299	84%
Total Tibulizumab portfolio	13,840	8,437	5,403	64%
Additional product candidates (torudokimab and crebankitug)	265	481	(216)	(45)%
Unallocated expenses	597	521	76	15%
Internal expenses:
Personnel expenses (including share-based compensation)	4,789	2,509	2,280	91%
Total research and development expenses	$19,491	$11,948	$7,543	63%

Research and development expenses increased by $7.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to:

•a $2.3 million increase in costs for tibulizumab that was not specific to an indication, primarily driven by increased drug manufacturing costs;

•a $2.3 million increase in compensation, including share-based compensation, primarily driven by increased personnel in research and development functions;

•a $2.2 million increase for initiation costs related to evaluating tibulizumab in adults with PMR; and

•a $0.9 million increase in costs as we continue execution of our Phase 2 clinical trials evaluating tibulizumab in adults with HS and SSc, driven by costs incurred for CRO fees to support the conduct of our clinical trials.

We anticipate that research and development expenses will continue to increase in the future as we conduct research and development activities.

General and administrative expenses:

General and administrative expenses increased by $1.7 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily due to higher share-based compensation expense in the third quarter of 2026.

Other Income, net
Interest income

Interest income increased by $0.2 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This is primarily due to a higher cash balance for the third quarter of 2026 due to the proceeds from the February 2026 Equity Offering.

Other expense, net

Other expense, net was consistent for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods presented (in thousands):

	For the Nine Months Ended September 30,		$	%
	2026	2025	Change	Change
Operating expenses:
Research and development	$54,943	$31,126	$23,817	77%
General and administrative	28,650	25,709	2,941	11%
Total operating expenses	83,593	56,835	26,758	47%
Loss from operations	(83,593)	(56,835)	(26,758)	(47)%
Other (income), net:
Interest income	(4,998)	(5,060)	62	1%
Other income, net	(941)	(300)	(641)	*%
Total other (income), net	(5,939)	(5,360)	(579)	(11)%
Loss before income taxes	(77,654)	(51,475)	(26,179)	(51)%
Income tax benefit	(1,302)	—	(1,302)	—%
Net loss	$(76,352)	$(51,475)	$(24,877)	(48)%

_________________________________________________
*Percentage change not meaningful
Operating Expenses

Research and development expenses:

The following table summarizes our research and development expenses for the periods presented (in thousands):

	For the Nine Months Ended September 30,		$	%
	2026	2025	Change	Change
External expenses:
Direct expenses by program:
Tibulizumab portfolio
Tibulizumab SSc program	$10,149	$7,251	$2,898	40%
Tibulizumab HS program	13,302	5,931	7,371	124%
Tibulizumab PMR program	2,665	—	2,665	*%
Tibulizumab program general	14,379	8,597	5,782	67%
Total Tibulizumab portfolio	40,495	21,779	18,716	86%
Additional product candidates (torudokimab and crebankitug)	615	1,231	(616)	(50)%
Unallocated expenses	1,634	1,454	180	12%
Internal expenses:
Personnel expenses (including share-based compensation)	12,199	6,662	5,537	83%
Total research and development expenses	$54,943	$31,126	$23,817	77%

Research and development expenses increased by $23.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to:

•a $7.4 million and $2.9 million increase in costs as we continue execution of our Phase 2 clinical trials evaluating tibulizumab in adults with HS and SSc, respectively, driven by costs incurred for CRO fees to support the conduct of our clinical trials;

•a $5.8 million increase in costs for tibulizumab that was not specific to an indication, primarily driven by increased drug manufacturing costs;

•a $5.5 million increase in compensation, including share-based compensation, driven by increased personnel in research and development functions; and

•a $2.7 million increase for initiation costs related to evaluating tibulizumab in adults with PMR.

We anticipate that research and development expenses will continue to increase in the future as we conduct research and development activities.

General and administrative expenses:

General and administrative expenses increased by $2.9 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily due to an increase in compensation expenses, including share-based compensation, for personnel in executive and administrative functions and our board of directors, and an increase in professional fees to support our growing organization as we continue execution of our Phase 2 tibulizumab trials in SSc and HS and initiate evaluation in PMR.

Other Income, net
Interest income

Interest income decreased by $0.1 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This is primarily due to lower interest rates, as well as a lower cash balance for the majority of the first quarter of 2026, as the proceeds from the February 2026 Equity Offering were not received until the end of February.

Other income, net

Other income, net increased by $0.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the receipt of an R&D Credit during the nine months ended September 30, 2026.

Liquidity and Capital Resources
Overview
Since our inception, we have not reached successful commercialization of our product candidates or generated any revenue and we expect to continue to incur significant operating losses for the foreseeable future. We will require ongoing financing in order to continue our research and development activities and may never become profitable. As of September 30, 2026, we had cash and cash equivalents of $187.7 million. We have funded our operations primarily through private and public equity financings, having raised aggregate gross proceeds of approximately $421.5 million as of the date hereof.

Our future operations are dependent upon our ability to finance our cash requirements, which will allow us to continue our research and development activities and the commercialization of our products. There can be no assurance that we will be successful in continuing to finance our operations.

Capital Requirements
To date, we have not generated revenue from any source, including the commercial sales of any approved drug products, and we do not expect to generate revenue from the commercial sales of our product candidates for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be adversely affected. We do not know when, or if, we will generate any revenue from the commercial sale of our product candidates, and we do not expect to generate revenue from the commercial sales of our product candidates unless and until we obtain regulatory approval of, and commercialize, our product candidates.

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

Cash Flows

	For the Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(59,322)	$(42,537)
Net cash used in investing activities	(73)	(96)
Net cash provided by financing activities	137,640	5,152
Net increase (decrease) in cash and cash equivalents	$78,245	$(37,481)
Cash flows from operating activities
Net cash used in operating activities increased by $16.8 million to $59.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This was primarily due to an increase in our net loss of $24.9 million, which is driven by an increase in our operating costs.

Cash flows from investing activities
Net cash used in investing activities for each of the nine months ended September 30, 2026 and 2025 was de minimis.

Cash flows from financing activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $137.6 million, which related primarily to net proceeds from the February 2026 Equity Offering, after underwriters’ fees and discounts. Net cash provided by financing activities for the nine months ended September 30, 2025 was $5.2 million, which primarily related to net proceeds, after placement agent commissions, from the sale of Class A Ordinary Shares under our ATM.

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
WuXi Biologics License
In July 2023, we entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics and its Affiliates (“WuXi Biologics”) for certain of WuXi Biologics’ know-how, cell line, and biological materials (the “WuXi Biologics Licensed Technology”) to manufacture, have manufactured, use, sell and import certain products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). If we manufacture all of our commercial supplies of bulk drug product for WuXi Biologics Licensed Products with a manufacturer other than WuXi Biologics or its affiliates, we are required to make royalty payments to WuXi Biologics in an amount equal to a fraction of a single digit percentage of global net sales of WuXi Biologics Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If we manufacture part of our commercial supplies of the WuXi Biologics Licensed Products with WuXi Biologics or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Cell Line License Agreement will continue indefinitely unless terminated (i) by us upon three months’ prior written notice and our payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by us that remains uncured for 30 days after written notice, or (iii) by WuXi Biologics if we fail to make a payment and such failure continues for 30 days after receiving notice of such failure. As of September 30, 2026, there are no payments currently due under the Cell Line License Agreement.
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
We are also a “smaller reporting company” as defined under the Securities Act and Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a smaller reporting company so long as either (i) the market value of Class A Ordinary Shares held by non-affiliates is less than $250.0 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of Class A Ordinary Shares held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our 2025 Annual Report and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company under the requirements of (ii) above, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information otherwise required by this Item 3.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Principal Financial and Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in “Part I, Item 1A—Risk Factors” of the 2025 Annual Report, which could materially and adversely affect our business, prospects, financial condition and results of operations. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. The risk factors disclosure in our 2025 Annual Report is qualified by the information that is described in this Quarterly Report. The risks described in our 2025 Annual Report are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors previously disclosed in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	Second Amended and Restated Memorandum of Association of Zura Bio Limited (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 24, 2023).
4.1	Specimen Warrant Certificate of Zura (incorporated by reference to Exhibit 4.6 of JATT’s Form S-4 (File No. 333-267005) filed with the SEC on August 19, 2022).
4.2	Form of Pre-Funded Warrant to Purchase Ordinary Shares (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023).
4.3	Form of Pre-Funded Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 23, 2024).
4.4	Form of Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 21, 2024).
4.5	Form of Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 17, 2025).
4.6	Form of Pre-Funded Warrant to purchase Ordinary Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 26, 2026).
10.1*	Form of Indemnity Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________________________________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZURA BIO LIMITED
Date: October 27, 2026	By:	/s/ Sandeep Kulkarni
	Name:	Sandeep Kulkarni
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: October 27, 2026	By:	/s/ Marlyn Mathew
	Name:	Marlyn Mathew
	Title:	Vice President, Finance and Accounting
(Principal Financial Officer and Principal Accounting Officer)